Form 10-Q
period 2015-06-30
AccuShares Commodities Trust I
filed 2015-08-12
CIK 1580167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015

	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36890

AccuShares Commodities Trust I

Sponsored by AccuShares Investment Management, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-7629280
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o AccuShares Investment Management, LLC

300 First Stamford Place, 4th Floor

Stamford, Connecticut 06920

(Address of Principal Executive Offices)

1-855-286-7866

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  ☒

ACCUSHARES COMMODITIES TRUST I

2

PART I – FINANCIAL INFORMATION

Item 1. Financial statements.

AccuShares Spot CBOE VIX Fund

Statements of Assets and Liabilities

	As of June 30, 2015 (Unaudited)	As of December 31, 2014
Assets:
Cash	$16,654,026	$1,000
Receivable for fund shares sold	1,040,000	—
Total assets	$17,694,026	$1,000

Liabilities:
Management fees payable	$14,416	$—
Total liabilities	14,416	—

Net assets:
Paid-in capital	17,699,328	1,000
Accumulated deficit	(19,718)	—
Total net assets	17,679,610	1,000
Total liabilities and net assets	$17,694,026	$1,000
Up Shares:
Net assets	$10,273,111	$500
Shares outstanding	425,000	20
Net asset value per share	$24.17	$25.00

Down Shares:
Net assets	$7,406,499	$500
Shares outstanding	425,000	20
Net asset value per share	$17.43	$25.00

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015 (1)	2014 (2)	2015 (1)	2014 (2)

Expenses:
Management fees:
Up Shares	$9,864	$—	$9,864	$—
Down Shares	9,854	—	9,854	—
Total expenses	$19,718	$—	$19,718	$—
Net investment income (loss)	$(19,718)	$—	$(19,718)	$—

Net increase (decrease) in net assets resulting from operations	$(19,718)	$—	$(19,718)	$—

Per share data Up Shares:
Earnings per share (basic and diluted):	$(0.03)	$—	$(0.03)	$—
Net investment loss per share (basic and diluted):	$(0.03)	$—	$(0.03)	$—
Average shares outstanding:	381,399	20	381,399	20
Distributions declared per share:	$8.35	$—	$8.35	$—

Per share data Down Shares:
Earnings per share (basic and diluted):	$(0.03)	$—	$(0.03)	$—
Net investment loss per share (basic and diluted):	$(0.03)	$—	$(0.03)	$—
Average shares outstanding:	381,399	20	381,399	20
Distributions declared per share:	$—	$—	$—	$—

(1)	Commenced operations on May 19, 2015.
(2)	For the period from June 17, 2014 (Inception) to June 30, 2014.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Statements of Changes in Net Assets (Unaudited)

	For the Six Months Ended June 30, 2015 (1)	For the Six Months Ended June 30, 2014 (2)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$(19,718)	$—
Net increase (decrease) in net assets resulting from operations	(19,718)	—

Distributions to shareholders from:
Return of capital:
Up Shares	(3,339,672)	—
Total distributions to shareholders	(3,339,672)	—

Capital transactions:
Issuance of common stock:
Up Shares	13,552,000	500
Down Shares	12,486,000	500
Redemption of common stock:
Up Shares	(2,731,546)	—
Down Shares	(2,268,454)	—
Net increase (decrease) in net assets resulting from capital transactions	21,038,000	1,000
Total increase in net assets	17,678,610	1,000
Net assets at beginning of period	1,000	—
Net assets at end of period	$17,679,610	$1,000
Accumulated deficit	$(19,718)	$—

Changes in Shares:
Up Shares:
Issuance of common stock	525,000	20
Redemption of common stock	(100,020)	—
Net change in shares	424,980	20

Down Shares:
Issuance of common stock	525,000	20
Redemption of common stock	(100,020)	—
Net change in shares	424,980	20

(1)	Commenced operations on May 19, 2015.
(2)	For the period from June 17, 2014 (Inception) to June 30, 2014.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30, 2015 (1)	For the Six Months Ended June 30, 2014 (2)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(19,718)	$—

Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:

Increase in operating assets and liabilities:
Increase in management fees payable	14,416	—
Net cash used in operating activities	(5,302)	—

Cash flows from financing activities
Issuance of common stock	24,998,000	1,000
Redemption of common stock	(5,000,000)	—
Distributions paid	(3,339,672)	—
Net cash provided by financing activities	16,658,328	1,000
Net increase in cash	16,653,026	1,000
Cash, beginning of period	1,000	—
Cash, end of period	$16,654,026	$1,000

Supplemental and non-cash financing activities
Receivable for fund shares sold	$1,040,000	$—

(1)	Commenced operations on May 19, 2015.
(2)	For the period from June 17, 2014 (Inception) to June 30, 2014.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Financial Highlights (Unaudited)

Up Shares

For the Period Ended June 30, 2015 *
Per Share Data:(1)
Net asset value, beginning of period	$25.00
Net investment income (loss)	(0.03)
Net asset value after investment operations	24.97
Allocation between share classes	7.55

Distributions per share declared from:
Return of capital	(8.35)
Total distributions declared	(8.35)

Net asset value, end of period	$24.17
Closing trading price, end of period	$20.69
Shares outstanding, end of period	425,000
Total return at net asset value(2)(3)	44.16%
Total return at market value(2)(3)	18.65%

Ratios/supplemental data:
Net assets, end of period	$10,273,111
Ratio of total expenses to average net assets(4)	0.95%
Ratio of net investment income to average net assets(4)	(0.95)%

*	Commenced operations on May 19, 2015.
(1)	Per share amounts based on average shares outstanding during the period.
(2)	Not annualized.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions, if any, reinvested.
(4)	Annualized.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Financial Highlights (Unaudited)

Down Shares

For the Period Ended June 30, 2015 *
Per Share Data:(1)
Net asset value, beginning of period	$25.00
Net investment income (loss)	(0.03)
Net asset value after investment operations	24.97
Allocation between share classes	(7.54)

Net asset value, end of period	$17.43
Closing trading price, end of period	$21.00
Shares outstanding, end of period	425,000
Total return at net asset value(2)(3)	(30.28)%
Total return at market value(2)(3)	(16.00)%

Ratios/supplemental data:
Net assets, end of period	$7,406,499
Ratio of total expenses to average net assets(4)	0.95%
Ratio of net investment income to average net assets(4)	(0.95)%

*	Commenced operations on May 19, 2015.
(1)	Per share amounts based on average shares outstanding during the period.
(2)	Not annualized.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions, if any, reinvested.
(4)	Annualized.

The accompanying notes are an integral part of these financial statements.

AccuShares Commodities Trust I *

Consolidating Statements of Assets & Liabilities

	June 30, 2015 (Unaudited)
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Spot Fund	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Assets:
Cash	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$16,654,026	$16,660,026
Receivable for fund shares sold	-	-	-	-	-	-	1,040,000	1,040,000
Total assets	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$17,694,026	$17,700,026

Liabilities:
Management fees payable	$-	$-	$-	$-	$-	$-	$14,416	$14,416
Total liabilities	-	-	-	-	-	-	14,416	14,416

Net assets:
Paid-in capital	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$17,699,328	$17,705,328
Accumulated deficit	-	-	-	-	-	-	(19,718)	(19,718)
Total net assets	1,000	1,000	1,000	1,000	1,000	1,000	17,679,610	17,685,610
Total liabilities and net assets	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$17,694,026	$17,700,026

Up Shares:
Net assets	$500	$500	$500	$500	$500	$500	$10,273,111	N/A
Shares outstanding	20	20	20	20	20	20	425,000	N/A
Net asset value per share	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$24.17	N/A

Down Shares:
Net assets	$500	$500	$500	$500	$500	$500	$7,406,499	N/A
Shares outstanding	20	20	20	20	20	20	425,000	N/A
Net asset value per share	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$17.43	N/A

* The Consolidating Statements of Assets and Liabilities of AccuShares Commodities Trust I (the "Trust") are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have assets or liabilities separate from those of its seven fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

The accompanying notes are an integral part of these financial statements.

AccuShares Commodities Trust I *

Consolidating Statements of Assets & Liabilities

	December 31, 2014
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Spot Fund	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Assets:
Cash	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$7,000
Receivable for fund shares sold	-	-	-	-	-	-	-	-
Total assets	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$7,000

Liabilities:
Management fees payable	$-	$-	$-	$-	$-	$-	$-	$-
Total liabilities	-	-	-	-	-	-	-	-

Net assets:
Paid-in capital	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$7,000
Accumulated deficit	-	-	-	-	-	-	-	-
Total net assets	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Total liabilities and net assets	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$7,000

Up Shares:
Net assets	$500	$500	$500	$500	$500	$500	$500	N/A
Shares outstanding	20	20	20	20	20	20	20	N/A
Net asset value per share	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	N/A

Down Shares:
Net assets	$500	$500	$500	$500	$500	$500	$500	N/A
Shares outstanding	20	20	20	20	20	20	20	N/A
Net asset value per share	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	N/A

* The Consolidating Statements of Assets and Liabilities of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have assets or liabilities separate from those of its seven fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

The accompanying notes are an integral part of these financial statements.

AccuShares Commodities Trust I *

Consolidating Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2015(1)
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Spot Fund	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Expenses:
Management fees:
Up Shares	$-	$-	$-	$-	$-	$-	$9,864	$9,864
Down Shares	-	-	-	-	-	-	9,854	9,854
Total expenses	$-	$-	$-	$-	$-	$-	$19,718	$19,718
Net investment income (loss)	$-	$-	$-	$-	$-	$-	$(19,718)	$(19,718)

Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$(19,718)	$(19,718)

Per share data Up Shares:
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.03)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.03)	N/A
Average shares outstanding:	20	20	20	20	20	20	381,399	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$8.35	N/A

Per share data Down Shares:
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.03)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.03)	N/A
Average shares outstanding:	20	20	20	20	20	20	381,399	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	N/A
(1) Commenced operations on May 19, 2015.

* The Consolidating Statements of Operations of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have income or expenses separate from those of its seven fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

The accompanying notes are an integral part of these financial statements.

     AccuShares Commodities Trust I *

Consolidating Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2014(1)
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Spot Fund	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOEVIX Fund	Consolidating Total
Expenses:
Management fees:
Up Shares	$-	$-	$-	$-	$-	$-	$-	$-
Down Shares	-	-	-	-	-	-	-	-
Total expenses	$-	$-	$-	$-	$-	$-	$-	$-
Net investment income (loss)	$-	$-	$-	$-	$-	$-	$-	$-

Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$-	$-

Per share data Up Shares:
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	N/A
Average shares outstanding:	20	20	20	20	20	20	20	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	N/A

Per share data Down Shares:
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	N/A
Average shares outstanding:	20	20	20	20	20	20	20	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	N/A

(1) For the period from June 17, 2014 (Inception) to June 30, 2014.

* The Consolidating Statements of Operations of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have income or expenses separate from those of its seven fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

The accompanying notes are an integral part of these financial statements.

     AccuShares Commodities Trust I *

Consolidating Statements of Operations (Unaudited)

	For the Six Months Ended June 30, 2015(1)
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Spot Fund	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOEVIX Fund	Consolidating Total
Expenses:
Management fees:
Up Shares	$-	$-	$-	$-	$-	$-	$9,864	$9,864
Down Shares	-	-	-	-	-	-	9,854	9,854
Total expenses	$-	$-	$-	$-	$-	$-	$19,718	$19,718
Net investment income (loss)	$-	$-	$-	$-	$-	$-	$(19,718)	$(19,718)

Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$(19,718)	$(19,718)

Per share data Up Shares:
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.03)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.03)	N/A
Average shares outstanding:	20	20	20	20	20	20	381,399	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$8.35	N/A

Per share data Down Shares:
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.03)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.03)	N/A
Average shares outstanding:	20	20	20	20	20	20	381,399	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	N/A
(1) Commenced operations on May 19, 2015.

* The Consolidating Statements of Operations of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have income or expenses separate from those of its seven fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

The accompanying notes are an integral part of these financial statements.

AccuShares Commodities Trust I *

Consolidating Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2014(1)
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Spot Fund	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOEVIX Fund	Consolidating Total
Expenses:
Management fees:
Up Shares	$-	$-	$-	$-	$-	$-	$-	$-
Down Shares	-	-	-	-	-	-	-	-
Total expenses	$-	$-	$-	$-	$-	$-	$-	$-
Net investment income (loss)	$-	$-	$-	$-	$-	$-	$-	$-

Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$-	$-

Per share data Up Shares:
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	N/A
Average shares outstanding:	20	20	20	20	20	20	20	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	N/A

Per share data Down Shares:
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	N/A
Average shares outstanding:	20	20	20	20	20	20	20	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	N/A
(1) For the period from June 17, 2014 (Inception) to June 30, 2014.

* The Consolidating Statements of Operations of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have income or expenses separate from those of its seven fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

The accompanying notes are an integral part of these financial statements.

     AccuShares Commodities Trust I *

Consolidating Statements of Changes in Net Assets (Unaudited)

	For the Six Months Ended June 30, 2015(1)
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Spot Fund	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOEVIX Fund	Consolidating Total
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$-	$-	$-	$-	$-	$-	$(19,718)	$(19,718)
Net increase (decrease) in net assets resulting from operations	-	-	-	-	-	-	(19,718)	(19,718)
Distributions to shareholders from:
Return of capital:
Up Shares	-	-	-	-	-	-	(3,339,672)	(3,339,672)
Total distributions to shareholders	-	-	-	-	-	-	(3,339,672)	(3,339,672)
Capital share transactions:
Issuance of common stock:
Up Shares	-	-	-	-	-	-	13,552,000	13,552,000
Down Shares	-	-	-	-	-	-	12,486,000	12,486,000
Redemption of common stock:
Up Shares	-	-	-	-	-	-	(2,731,546)	(2,731,546)
Down Shares	-	-	-	-	-	-	(2,268,454)	(2,268,454)
Net increase (decrease) in net assets resulting from capital share transactions	-	-	-	-	-	-	21,038,000	21,038,000
Total increase (decrease) in net assets	-	-	-	-	-	-	17,678,610	17,678,610
Net assets at beginning of period	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Net assets at end of period	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$17,679,610	$17,685,610
Accumulated deficit	$-	$-	$-	$-	$-	$-	$(19,718)	$(19,718)

Changes in shares:
Up Shares:
Issuance of common stock	-	-	-	-	-	-	525,000	N/A
Redemption of common stock	-	-	-	-	-	-	(100,020)	N/A
Net change in shares	-	-	-	-	-	-	424,980	N/A
Down Shares:
Issuance of common stock	-	-	-	-	-	-	525,000	N/A
Redemption of common stock	-	-	-	-	-	-	(100,020)	N/A
Net change in shares	-	-	-	-	-	-	424,980	N/A
(1) Commenced operations on May 19, 2015.

* The Consolidating Statements of Changes in Net Assets of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have capital separate from that of its seven fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

The accompanying notes are an integral part of these financial statements.

     AccuShares Commodities Trust I *

Consolidating Statements of Changes in Net Assets (Unaudited)

	For the Six Months Ended June 30, 2014(1)
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Spot Fund	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOEVIX Fund	Consolidating Total
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$-	$-	$-	$-	$-	$-	$-	$-
Net increase (decrease) in net assets resulting from operations	-	-	-	-	-	-	-	-

Distributions to shareholders from:
Return of capital:
Up Shares	-	-	-	-	-	-	-	-
Total distributions to shareholders	-	-	-	-	-	-	-	-

Capital share transactions:
Issuance of common stock:
Up Shares	500	500	500	500	500	500	500	3,500
Down Shares	500	500	500	500	500	500	500	3,500
Redemption of common stock:
Up Shares	-	-	-	-	-	-	-	-
Down Shares	-	-	-	-	-	-	-	-
Net increase (decrease) in net assets resulting from capital share transactions	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Total increase (decrease) in net assets	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Net assets at beginning of period	-	-	-	-	-	-	-	-
Net assets at end of period	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$7,000
Accumulated deficit	$-	$-	$-	$-	$-	$-	$-	$-

Changes in shares:
Up Shares:
Issuance of common stock	20	20	20	20	20	20	20	N/A
Redemption of common stock	-	-	-	-	-	-	-	N/A
Net change in shares	20	20	20	20	20	20	20	N/A

Down Shares:
Issuance of common stock	20	20	20	20	20	20	20	N/A
Redemption of common stock	-	-	-	-	-	-	-	N/A
Net change in shares	20	20	20	20	20	20	20	N/A

(1) For the period from June 17, 2014 (Inception) to June 30, 2014.

* The Consolidating Statements of Changes in Net Assets of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have capital separate from that of its seven fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

The accompanying notes are an integral part of these financial statements.

AccuShares Commodities Trust I *

Consolidating Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30, 2015(1)
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Spot Fund	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOEVIX Fund	Consolidating Total
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$(19,718)	$(19,718)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:

Increase (decrease) in operating assets and liabilities:
Increase (decrease) in management fees payable	-	-	-	-	-	-	14,416	14,416
Net cash provided by (used for) operating activities	$-	$-	$-	$-	$-	$-	$(5,302)	$(5,302)

Cash flows from financing activities:
Issuance of common stock	$-	$-	$-	$-	$-	$-	$24,998,000	$24,998,000
Redemption of common stock	-	-	-	-	-	-	(5,000,000)	(5,000,000)
Distributions paid	-	-	-	-	-	-	(3,339,672)	(3,339,672)
Net cash provided by financing activities	$-	$-	$-	$-	$-	$-	$16,658,328	$16,658,328

Net increase (decrease) in cash	-	-	-	-	-	-	16,653,026	16,653,026
Cash, beginning of period	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Cash, end of period	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$16,654,026	$16,660,026

Supplemental and non-cash financing activities
Receivable for fund shares sold	$-	$-	$-	$-	$-	$-	$1,040,000	$1,040,000
(1) Commenced operations on May 19, 2015.

* The Consolidating Statements of Cash Flows of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have cash separate from that of its seven fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

The accompanying notes are an integral part of these financial statements.

AccuShares Commodities Trust I *

Consolidating Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30, 2014(1)
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Spot Fund	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOEVIX Fund	Consolidating Total
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$-	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:

Increase (decrease) in operating assets and liabilities:
Increase (decrease) in management fees payable	-	-	-	-	-	-	-	-
Net cash provided by (used for) operating activities	$-	$-	$-	$-	$-	$-	$-	$-

Cash flows from financing activities:
Issuance of common stock	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$7,000
Redemption of common stock	-	-	-	-	-	-	-	-
Distributions paid	-	-	-	-	-	-	-	-
Net cash provided by financing activities	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$7,000

Net increase (decrease) in cash	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Cash, beginning of period	-	-	-	-	-	-	-	-
Cash, end of period	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$7,000

Supplemental and non-cash financing activities
Receivable for fund shares sold	$-	$-	$-	$-	$-	$-	$-	$-

* The Consolidating Statements of Cash Flows of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have cash separate from that of its seven fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

and AccuShares Commodities Trust I

Notes to the Financial Statements

June 30, 2015 (Unaudited)

1.	Organization

AccuShares Commodities Trust I is a Delaware statutory trust (the “Trust”) organized on June 28, 2013 and is currently organized into seven separate series (each, a “Fund” and collectively, the “Funds”). The AccuShares Spot CBOE VIX Fund (the “VIX Fund”), one of the Trust’s series, issues shares that represent beneficial interests in, and ownership of, the assets of the VIX Fund only. The VIX Fund offers its shares on a continuous basis and is listed on the NASDAQ OMX (the “Exchange”).

The VIX Fund commenced operations as of May 19, 2015. As of June 30, 2015, no other Fund has commenced operations.

The Trust may offer shares of an additional fund series. The term of the Trust and the Funds is perpetual unless terminated earlier by the Trust’s sponsor, AccuShares Investment Management, LLC (the “Sponsor”).

The shares of the Funds are designed for investors who want a cost-effective, targeted and transparent exposure to changes in such Fund’s referenced financial index (an “Underlying Index”). The CBOE® Volatility Index® (the “VIX Index”) is the Underlying Index of the VIX Fund.

Each Fund seeks to track its Underlying Index’s changes, without the need to hold any securities, futures or other financial instruments relating to its Underlying Index or the assets referenced by the Underlying Index. Instead, the Funds are expressly limited to holding only: cash; bills, bonds and notes issued and guaranteed by the United States Treasury with remaining maturities of 90 calendar days or less (“Eligible Treasuries”); and overnight repurchase agreements collateralized by United States Treasury securities (“Eligible Repos”, together with cash and Eligible Treasuries, “Eligible Assets”). A Fund’s Eligible Assets are not managed to track performance of such Fund’s Underlying Index. A Fund will invest its assets so as to preserve capital while, at the same time, earning an investment return that is consistent with such preservation of capital.

A Fund will issue its shares in offsetting pairs of share classes, where one constituent of the pair is positively linked to such Fund’s Underlying Index (“Up Shares”) and the other constituent is negatively linked to such Fund’s Underlying Index (“Down Shares”). Therefore, a Fund will only issue, distribute, maintain and redeem equal quantities of Up and Down Shares at all times. Once issued, and before any redemption, the Up Shares and Down Shares of a Fund are expected to trade separately without restriction on the Exchange.

The Funds’ custodian will determine daily each Fund’s liquidation value attributable to each of its classes (“Class Value”), which liquidation value is based on the value of such Fund’s Eligible Assets attributable to such class, (a) plus any accrued income or gains or losses on such assets attributable to such class (“Investment Income”), (b) less all fees, expenses and taxes attributable to such class not otherwise assumed by the Sponsor, where such income and gains after deduction of such fees, expenses and taxes is referred to as the class’ “Net Investment Income.” Investment Income with respect to a class will be adjusted during any creation or redemption order settlement period for any increases or decreases in value of the Fund’s assets attributable to such class resulting from such order. The Net Investment Income and Investment Income can be positive or negative.

The Sponsor initially capitalized each Fund with $1,000 in exchange for 20 shares of the Fund’s Up Shares and 20 shares of its Down Shares.

AccuShares Spot CBOE VIX Fund

and AccuShares Commodities Trust I

Notes to the Financial Statements

June 30, 2015 (Unaudited)

2.	Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Funds and the Trust in preparation of these financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of financial statements for the periods included herein.

In accordance with ASU 2013-08, the Sponsor has determined the Trust is classified as an investment company for financial reporting purposes, and accordingly, the Trust follows the accounting guidance in ASC 946. However, the Trust is not registered as an investment company under the Investment Company Act of 1940, as amended, and is not required to register under such act.

Revenue Recognition

The Funds will record investment transactions on each trade date. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, will be recorded on an accrual basis. Discount and premiums to par value on investments purchased will be accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Original issue discount and market discounts or premiums will be capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable.

Use of Estimates and Indemnifications

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these financial statements. Actual results could differ from those estimates.

In the normal course of business, the Trust on behalf of a Fund enters into contracts that contain a variety of representations which provide general indemnifications. The Trust’s maximum exposure, under these arrangements, cannot be known; however, the Sponsor expects any risk of loss to be remote.

AccuShares Spot CBOE VIX Fund

and AccuShares Commodities Trust I

Notes to the Financial Statements

June 30, 2015 (Unaudited)

Fair Value Measurements

The Funds follow ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. A Fund’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.
•	Level 2 — Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.
•	Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities.

As of June 30, 2015, the Funds hold no investments.

Cash and Cash Equivalents

Any date on which there is cash on deposit in a Fund’s custody account that is not required to make payments or to make distributions to shareholders all such cash will be either held as cash or invested by the investment advisor (the “Investment Advisor”) to the Fund, acting in accordance with Non-Custody Investment Advisory Agreement among the Trust, on behalf of the Funds, the Sponsor and the Investment Advisor (the “Investment Advisory Agreement”) in:

•	cash bank deposits,
•	bills, notes and bonds issued and backed by the full faith and credit of the government of the United States of America, which qualify as Eligible Treasuries because they have residual maturities less than or equal to 90 calendar days, or
•	agreements for the sale and repurchase of, and collateralized by, bills, notes and bonds issued and backed by the full faith and credit of the government of the United States of America, which qualify as Eligible Repos.

The Second Amended and Restated Trust Agreement of the Trust between the Sponsor and the trustee of the Trust (“Trustee”), as amended by an instrument of amendment dated June 5, 2015 and as may be further amended and restated from time to time (the “Trust Agreement”) limits, and the Investment Advisory Agreement directs the Investment Advisor to limit, the Funds’ holdings of Eligible Repos to 40% of its Eligible Assets.

AccuShares Spot CBOE VIX Fund

and AccuShares Commodities Trust I

Notes to the Financial Statements

June 30, 2015 (Unaudited)

Investments

The Funds will hold only cash, short-dated U.S. Treasuries or collateralized U.S. Treasury repurchases. The Funds will not invest in equity securities, futures, swaps, or other assets that may track their respective Underlying Indices.

Distributions

Unlike other exchange traded products, and for the protection of investors in the Funds, the Funds have an additional set of protective features built in to ensure that the shares track their intended Underlying Index.

These protective features include:

•	Regular Distributions;
•	Special Distributions; and
•	Corrective Distributions.

In addition, notice of Net Income Distributions for the classes of the Funds, if any, will also be included in the notifications of Regular, Special and Corrective Distributions.

Reverse share splits will be declared to maintain a positive Class Value per Share for either the Up Shares or the Down Shares should the Class Value per Share of either class approach zero. Reverse share splits are expected to occur in the context of Special Distributions and are expected to be triggered after Class Value per Share declines below $4.00. No other share splits are expected to occur, although the Sponsor will have the right to declare in its sole discretion a share split, either forward or reverse, pursuant to the Second Amended and Restated Trust Agreement of the Trust, as may be further amended and restated from time to time (the “Trust Agreement”).

Income Taxes

For U.S. federal and applicable state and local income tax purposes, the Trust intends to treat (i) each Fund as a separate taxable corporation, (ii) the shares of each Fund as stock therein and (iii) each investor in a Fund as a shareholder in such Fund. Accordingly, each taxable year each Fund will be subject to federal and applicable state and local income taxation at applicable corporate income tax rates on its net taxable income, if any.

AccuShares Spot CBOE VIX Fund

and AccuShares Commodities Trust I

Notes to the Financial Statements

June 30, 2015 (Unaudited)

3.	Agreements

Management Fee

The classes of the Funds pay the Sponsor a management fee (the “Management Fee”) in consideration of the Sponsor’s management and administrative services and the other services provided to the Funds for which the Sponsor pays directly. The Management Fee is paid by the classes of the Funds, monthly in arrears, in an amount equal to the percentage of its average daily Class Value at the rates indicated in the following table, calculated on the basis of a 365-day year:

	Management Fee for Up Shares	Management Fee for Down Shares

AccuShares Spot CBOE VIX Fund	95 basis points	95 basis points
AccuShares S&P GSCI Spot Fund	75 basis points	75 basis points
AccuShares S&P GSCI Agriculture and Livestock Spot Fund	75 basis points	75 basis points
AccuShares S&P GSCI Industrial Metals Spot Fund	75 basis points	75 basis points
AccuShares S&P GSCI Crude Oil Spot Fund	45 basis points	45 basis points
AccuShares S&P GSCI Brent Oil Spot Fund	45 basis points	45 basis points
AccuShares S&P GSCI Natural Gas Spot Fund	60 basis points	60 basis points

The Sponsor receives the Management Fee and otherwise bears all the routine ordinary expenses of the Funds, including the fees and reimbursable expenses of the Trustee, the Investment Advisor, the custodian, the administrator, the transfer agent, S&P Dow Jones Indices LLC (the “Index Provider”) and the marketing agent. The Funds bear all their tax liabilities, which are accrued daily, and their extraordinary, non-recurring expenses that are not assumed by the Sponsor under the Trust Agreement. Expenses, fees and taxes shall be accrued in advance for all non-business days at the end of the immediately preceding business day.

No other fee is paid by the Funds. The Management Fee is paid in consideration of the Sponsor’s management and administrative services and the other services provided to the Funds for which the Sponsor pays directly.

Under the Trust Agreement, the Sponsor has exclusive management and control of all aspects of the business of the Funds. Specifically, the Sponsor:

•	Selects the Funds’ service providers;
•	Negotiates various fees and agreements; and
•	Performs such other services as the Sponsor believes that the Trust may require from time to time.

For the VIX Fund, for the period ended June 30, 2015, Management Fees charged amounted to $9,864 and $9,854, for the Up Shares and Down Shares, respectively. As of June 30, 2015, $14,416 remained payable. For the VIX Fund, for the period ended June 30, 2014, there were no Management Fees charged.

AccuShares Spot CBOE VIX Fund

and AccuShares Commodities Trust I

Notes to the Financial Statements

June 30, 2015 (Unaudited)

Brokerage Commissions and Fees

Each Fund will pay its respective brokerage commissions, including applicable exchange fees, if any.

The Administrator, Transfer Agent and Custodian

The Sponsor and the Trust, on behalf of itself and on behalf of the Funds, have appointed State Street Bank and Trust Company as the administrator of the Funds and State Street Bank and Trust Company has entered into the administration agreement which sets forth the terms of the services provided by the administrator (the “Administration Agreement”) in connection therewith. In addition, State Street Bank and Trust Company serves as transfer agent and custodian of the Funds. The administrator’s fees are paid on behalf of the Funds by the Sponsor out of the Management Fee.

Pursuant to the terms of the Administration Agreement and under the supervision and direction of the Sponsor, the administrator performs or supervises the performance of services necessary for the operation and administration of the Funds (other than making investment decisions or providing services provided by other service providers), including accounting and other fund administrative services.

Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor will pay all of the routine operational, administrative, and other ordinary expenses of the Funds, including, but not limited to, computer services expenses, the fees and expenses of the Trustee, the Investment Advisor, the custodian, the administrator, the transfer agent, the Index Provider, the marketing agent and any other service providers of the Funds, legal and accounting fees and expenses, filing fees, and printing, mailing and duplication costs.

Non-Recurring Fees and Expenses

All extraordinary, non-recurring expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, will be borne by the affected Fund(s). Extraordinary fees and expenses affecting the Trust as a whole will be prorated to a Fund according to its respective aggregate Class Values. Extraordinary, non-recurring expenses include, without limitation, legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable with respect to timing and amount.

4.	Offering Costs

Normal and expected expenses incurred in connection with the continuous offering of shares of the Funds will be paid by the Sponsor.

AccuShares Spot CBOE VIX Fund

and AccuShares Commodities Trust I

Notes to the Financial Statements

June 30, 2015 (Unaudited)

5.	Creation and Redemption of Creation Units

A Fund will issue and redeem shares from time to time, but only in one or more blocks of both 25,000 Up Shares and 25,000 Down Shares of the Funds (“Creation Units”). Creation Units may be created or redeemed only by an entity that is (1) a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) a direct participant in The Depository Trust Company, and (3) a party to an Authorized Participant Agreement with the Sponsor, as sponsor of the Trust, on behalf of a Fund setting forth the procedures for the creation and redemption of Creation Units in the Funds (“Authorized Participant”). Authorized Participants may sell the shares included in the Creation Units they purchase from the Funds to other investors in the secondary market.

Except when aggregated in Creation Units, the shares are not redeemable securities. Retail investors, therefore, generally will not be able to purchase or redeem shares directly from or with a Fund. Rather, most retail investors will purchase or sell shares in the secondary market with the assistance of a broker.

Authorized Participants will pay a transaction fee of $600 per order plus 0.005% of the aggregate order value to the custodian in connection with the order for the creation or redemption of VIX Fund Creation Units. The transaction fee is intended to defray the transfer agent’s cost for processing the creation and redemption orders and the Sponsor’s Trust offering registration fee expense.

The transaction fee may be reduced, increased or otherwise changed by the Sponsor at its sole discretion.

6.	Tax Information

As of June 30, 2015, the VIX Fund’s deferred tax asset was due to U.S. net operating losses (“NOL”). We believe it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, management has provided a full valuation allowance on the deferred tax asset. Management will continue to monitor deferred taxes and deferred tax allowances.

7.	Subsequent Events

Management has evaluated the possibility of subsequent events existing in the VIX Fund and Trust’s financial statements through the date the financial statements were issued.

The Up Shares and the Down Shares each experienced deviations between their respective closing trading prices during the reporting period. On June 5, 2015, in order to reduce the disparities between Class Values per Share and closing trading prices, the Second Amended and Restated Trust Agreement of the Trust between the Sponsor and the trustee of the Trust was amended to cause the VIX Fund to begin measuring for Corrective Distributions effective July 16, 2015. Prior to this change, the VIX Fund was to begin measuring for Corrective Distributions starting on August 17, 2015.

Management has determined that there are no other material events that would require disclosure in the VIX Fund and Trust’s financial statements through this date.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the financial conditions, operations, future performance and business of the AccuShares Spot CBOE VIX Fund (the “VIX Fund”) or AccuShares Commodities Trust I (the “Trust”). These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses AccuShares Investment Management, LLC, as sponsor of the Trust (the “Sponsor”) has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

Introduction

The VIX Fund, a series of the Trust, is the only operational series of the Trust. The VIX Fund commenced operations on May 19, 2015. Additionally, the Trust does not have assets, liabilities, income, expenses, capital or cash separate from that of its seven fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole. Consequently this management’s discussion and analysis of financial condition and results of operations relates solely to the VIX Fund. The consolidating financial statements of the Trust included in this report are being provided solely to meet Securities and Exchange Commission regulatory requirements.

The VIX Fund continuously offers and redeems its shares only in blocks of 50,000 shares comprised of 25,000 shares of each of its two classes (“Creation Units”). Only an entity that is (1) a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) a direct participant in The Depository Trust Company, and (3) a party to an Authorized Participant Agreement with the Sponsor, as sponsor of the Trust, on behalf of the VIX Fund setting forth the procedures for the creation and redemption of Creation Units in the VIX Fund (“Authorized Participant”) may purchase and redeem Creation Units for cash. Once issued, and before any redemption, each class of the VIX Fund’s shares trade separately without restriction on the NASDAQ OMX (the “Exchange”).

Investment Objectives, Class Value and Class Value per Share

The VIX Fund is designed to track the changes in the CBOE Volatility Index (the “Underlying Index”) occurring from the prior distribution declaration date (each, a “Distribution Date”), or the date of inception of the VIX Fund’s operations in the case of the first Distribution Date of the VIX Fund (in either case, the “prior Distribution Date”), to the next Distribution Date (the “Measuring Period”). The VIX Fund issues its shares in offsetting pairs, where one constituent of the pair, or class, is positively linked to the VIX Fund’s Underlying Index (“Up Shares”) and the other constituent is negatively linked to the VIX Fund’s Underlying Index (“Down Shares”). At the inception of operations of the VIX Fund the Sponsor established the initial fixed linear relationship of each of the VIX Fund’s classes (each class’ “Share Index Factor”), which is positive in the case of the Up Shares and negative in the case of the Down Shares, of the liquidation value of the VIX Fund attributable to each of its classes (“Class Value”) to the VIX Fund’s Underlying Index. Each class’ Share Index Factor determines the class’ level of participation in the VIX Fund’s Underlying Index, and is reset following certain types of distributions as described below.

Following the inception of the VIX Fund’s operations, the custodian has daily allocated among the VIX Fund’s Up Shares and Down Shares their respective Class Values where the Class Value for each class of the VIX Fund is shared equally among the outstanding shares of such class. This daily allocation of Class Values results in the “Class Value per Share” for each Up Share and each Down Share of the VIX Fund. The Class Value of each class is daily allocated by the custodian based on changes in the level of the Underlying Index from the previous calculation date. In certain circumstances an additional daily amount of Class Value per Share is both subtracted from the Up Shares’ Class Value per Share and added to the Down Shares’ Class Value per Share (the “Daily Amount”). Consequently, the Class Value per Share of a class of the VIX Fund is such class’ allocation per share of the VIX Fund’s liquidation value reflecting changes in the VIX Fund’s Underlying Index in accordance with the linkage – positive or negative – such class has to the Underlying Index, and the Daily Amount.

For any single Measuring Period in which the VIX Fund’s Underlying Index rises or falls by more than 90%, Class Value per Share will be calculated based on a rise or fall, as applicable, of 90% and not the actual rise or fall of the Underlying Index (the “Class Value per Share Limitation”). Therefore the Class Value per Share of the VIX Fund’s Down Shares will not decline, and the Class Value per Share of its Up Shares will not increase, by more than 90% in a single Measuring Period when the VIX Fund’s Underlying Index is rapidly rising. Conversely, the Class Value per Share Limitation is designed to preclude the Class Value per Share of the VIX Fund’s Up Shares from declining, and the Class Value per Share of its Down Shares from increasing, by more than 90% in a single Measuring Period when the VIX Fund’s Underlying Index is rapidly falling.

The VIX Fund seeks to track its Underlying Index’s changes without the need to hold any securities, futures or other financial instruments relating to its Underlying Index or the assets referenced by the Underlying Index. Instead, the VIX Fund is expressly limited to holding only: cash; bills, bonds and notes issued and guaranteed by the United States Treasury with remaining maturities of 90 calendar days or less (“Eligible Treasuries”); and over-night repurchase agreements collateralized by United States Treasury securities (“Eligible Repos,” together with cash and Eligible Treasuries, “Eligible Assets”). Consequently the Class Value of each class is based on the value of the VIX Fund’s Eligible Assets attributable to such class, plus any accrued income or gains or losses on such assets attributable to such class (“Investment Income”), less all fees, expenses and taxes attributable to such class not otherwise assumed by the Sponsor, where such income and gains after deduction of such fees, expenses and taxes is referred to as the class’ “Net Investment Income.” Each class’ Net Investment Income and Investment Income can be positive or negative.

Up Shares of the VIX Fund seek to provide investment results, before adjustment for the class’ Net Investment Income and the Daily Amount, which results correspond to the performance of the Underlying Index over a Measuring Period, whether favorable or adverse (subject to the Class Value per Share Limitation). Down Shares of the VIX Fund seek to provide investment results, before adjustment for the class’ Net Investment Income and the Daily Amount, which results correspond to the inverse of the performance (negative one times) of its Underlying Index over a Measuring Period, whether favorable or adverse (subject to the Class Value per Share Limitation).

Distributions

The VIX Fund is expected to engage in four types of distributions. The first type of distribution occurs at regular monthly intervals for the VIX Fund (“Regular Distribution”). Regular Distributions will generally occur as long as there has been a change in the level of the Underlying Index and the Daily Amount as of the Distribution Date since the prior Distribution Date. Secondly, the VIX Fund expects to declare cash distributions on each Distribution Date to the shareholders of any class of the VIX Fund whose class Net Investment Income is positive as of such Distribution Date.

The other two types of distributions are not expected to occur regularly and are mechanisms intended to protect the interests of investors by providing them with the expected value of their shares upon specified events. Thus, the third type of distribution (“Special Distribution”) occurs when the level or value of the VIX Fund’s Underlying Index, as measured at the close, changes by more than 75% since the prior Distribution Date but before the next Regular Distribution Date. The fourth type of distribution (“Corrective Distribution”) occurs only if the trading price of the shares of the VIX Fund on the Exchange deviate from their Class Value per Share by ten percent or more over three consecutive business days. The VIX Fund began measuring for Corrective Distributions effective July 16, 2015.

Following each Regular Distribution or Special Distribution, the Share Index Factors will be reset. This resetting of the Share Index Factors causes Class Values per Share to be equal following each such distribution, where the Class Values per Share will be equal to the lowest Class Value per Share of either class calculated in determining the distribution.

Arbitrage

Similar to other exchange traded products, the VIX Fund relies primarily between Distribution Dates on the share creation and redemption process to reduce any premium or discount that may occur in the VIX Fund’s share trading prices on the Exchange relative to that share’s Class Value per Share. The creation/redemption process is important for the VIX Fund in providing Authorized Participants with an arbitrage mechanism through which they may keep share trading prices in line with the VIX Fund’s Class Values per Share.

As the VIX Fund’s shares trade intraday on the Exchange, their market prices will fluctuate due to simple supply and demand. The following scenarios describe the conditions surrounding a creation/redemption:

•	If the market price of a share of the VIX Fund exceeds its Class Value per Share, an Authorized Participant can purchase shares through a cash payment as part of a Creation Unit from the VIX Fund, and then sell the new shares on the market at a profit, taking into account the value of both classes of shares. This process of increasing the supply of shares is expected to bring the trading price of a share back to its Class Value per Share.
28

•	If the Class Value per Share exceeds the market price of a share of the VIX Fund, an Authorized Participant can purchase shares on the market in an amount equal to a Creation Unit and redeem them for cash at their Class Values per Share at a profit, taking into account the value of both classes of shares. This process of increasing the demand for shares on the Exchange through decreasing supply is expected to raise the trading price of a share to meet its Class Value per Share.

These processes are referred to as the arbitrage mechanism. The arbitrage mechanism helps to minimize the difference between the trading price of a share of the VIX Fund and its Class Value per Share.

The Underlying Index

The Underlying Index is a key measure of market expectations of near-term volatility conveyed by the S&P 500 total return stock index (the “S&P 500 Index”) option prices. Since its introduction in 1993, the Underlying Index has been considered by many to be the world’s premier barometer of investor sentiment and market volatility. The Underlying Index is an up-to-the-minute market estimate of expected volatility that is calculated by using real-time S&P 500 Index option (ticker: “SPX”) bid/ask quotes. The Underlying Index uses near-term and next-term SPX options with more than 23 days and less than 37 days to expiration, and then weights them to yield a constant, 30-day measure of the expected volatility of the S&P 500 Index. These include SPX options with “standard” third Friday expiration dates and “weekly” SPX options that expire every Friday, except the third Friday of each month. Using SPX options with more than 23 days and less than 37 days to expiration ensures that the VIX Index will always reflect an interpolation of two points along the S&P 500 Index volatility term structure.

Daily Underlying Index and Class Value per Share Reporting

The Chicago Board Options Exchange, Incorporated makes the official calculations of the value of the Underlying Index. At present, these calculations are performed continuously and are reported under the Reuters symbol “.VIX.” These calculations are updated during business hours on each day on which the Underlying Index is calculated. S&P Dow Jones Indices LLC (the “Index Provider”) has undertaken to include the value of the Underlying Index on its data feed that is disseminated to one or more financial data distribution platforms, such as those services offered by Thomson Reuters, and/or publish the Underlying Index values on its own website, on a continuous basis during regular trading hours for the VIX Fund’s shares for so long as any VIX Fund shares remain listed for trading.

The Class Value per Share of the Up Shares and the Down Shares is posted on each business day on the VIX Fund’s website at www.AccuShares.com. Additionally, an indicator of the value of the Class Value per Share of the Up Shares and the Down Shares (the “IOPVs”) is calculated and disseminated every 15 seconds throughout the business day. The Index Provider has undertaken to provide the IOPVs to certain third party vendors and to use commercially reasonable efforts to ensure that the IOPVs are further disseminated to and published on Thomson Reuters.

Underlying Index Tracking

The charts provided below show the daily Class Values per Share of the Up Shares and the Down Shares as compared to their respective daily closing trading prices on the Exchange for the two Measuring Periods following the commencement of operations of the VIX Fund on May 19, 2015 and June 30, 2015. The Up Shares and the Down Shares each experienced deviations between their respective closing trading prices during the reporting period. On June 5, 2015, in order to reduce the disparities between Class Values per Share and closing trading prices, the Second Amended and Restated Trust Agreement of the Trust between the Sponsor and the trustee of the Trust was amended to cause the VIX Fund to begin measuring for Corrective Distributions effective July 16, 2015. Prior to this change, the VIX Fund was to begin measuring for Corrective Distributions starting on August 17, 2015.

VXUP NAV vs Market Value
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$-
5/19/2015
5/20/2015
5/21/2015
5/22/2015
5/23/2015
5/24/2015
5/25/2015
5/26/2015
5/27/2015
5/28/2015
5/29/2015
5/30/2015
5/31/2015
6/1/2015
6/2/2015
6/3/2015
6/4/2015
6/5/2015
6/6/2015
6/7/2015
6/8/2015
6/9/2015
6/10/2015
6/11/2015
6/12/2015
6/13/2015
6/14/2015
6/15/2015
6/16/2015
6/17/2015
6/18/2015
6/19/2015
6/20/2015
6/21/2015
6/22/2015
6/23/2015
6/24/2015
6/25/2015
6/26/2015
6/27/2015
6/28/2015
6/29/2015
6/30/2015
VXUP NAV
VXUP Market Value

VXDN NAV vs Market Value
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$-
5/19/2015
5/20/2015
5/21/2015
5/22/2015
5/23/2015
5/24/2015
5/25/2015
5/26/2015
5/27/2015
5/28/2015
5/29/2015
5/30/2015
5/31/2015
6/1/2015
6/2/2015
6/3/2015
6/4/2015
6/5/2015
6/6/2015
6/7/2015
6/8/2015
6/9/2015
6/10/2015
6/11/2015
6/12/2015
6/13/2015
6/14/2015
6/15/2015
6/16/2015
6/17/2015
6/18/2015
6/19/2015
6/20/2015
6/21/2015
6/22/2015
6/23/2015
6/24/2015
6/25/2015
6/26/2015
6/27/2015
6/28/2015
6/29/2015
6/30/2015
VXDN NAV
VXDN Market Value

VIX Fund NAV vs Market Value
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
5/19/2015
5/20/2015
5/21/2015
5/22/2015
5/23/2015
5/24/2015
5/25/2015
5/26/2015
5/27/2015
5/28/2015
5/29/2015
5/30/2015
5/31/2015
6/1/2015
6/2/2015
6/3/2015
6/4/2015
6/5/2015
6/6/2015
6/7/2015
6/8/2015
6/9/2015
6/10/2015
6/11/2015
6/12/2015
6/13/2015
6/14/2015
6/15/2015
6/16/2015
6/17/2015
6/18/2015
6/19/2015
6/20/2015
6/21/2015
6/22/2015
6/23/2015
6/24/2015
6/25/2015
6/26/2015
6/27/2015
6/28/2015
6/29/2015
6/30/2015
VIX NAV
VIX Market

Results of Operations for the Three and Six Months Ended June 30, 2015

The VIX Fund commenced operations on May 19, 2015. As of June 30, 2015, the VIX Fund had issued 525,000 Up Shares and 525,000 Down Shares with aggregate Class Values of $26,038,000. The Sponsor, acting as initial purchaser of the VIX Fund, purchased 100,000 Up Shares and 100,000 Down Shares upon commencement of the VIX Fund’s operations for $25 per share.

The VIX Fund earned no investment income for the six month period ending June 30, 2015 due to the VIX Fund only holding cash during the period. Consequently, payment by the VIX Fund of Management Fees resulted in a loss of $19,718 due to negative Net Investment Income. In the future, the VIX Fund may invest in Eligible Treasuries or Eligible Repos but the VIX Fund does not anticipate generating any material net investment income in the foreseeable future. The VIX Fund had expenses of approximately $19,700 consisting of management fees payable to the Trust’s Sponsor (“Management Fees”). The VIX Fund had not accrued any taxes as of June 30, 2015.

As of June 30, 2015, the Trust had assets of approximately $17,680,000. The assets were increased by approximately $26,038,000 due to share creations and reduced by approximately $5,000,000 in share redemptions. The VIX Fund’s assets were also reduced by approximately $3,340,000 due to a cash Regular Distribution paid to the holders of Up Shares.

On June 30, 2015, the Up Shares closed at a trading price of $20.69 per share which is a 14.4% discount to their Class Value per Share of $24.17 and the Down Shares closed at a trading price of $21.00 per share which is a 20.5% premium to their Class Value per Share of $17.43. The Sponsor is uncertain as to the reasons behind these premium and discount trading prices. Premiums and/or discount trading prices may continue to occur.

Quantitative Information on Class Value, Class Value per Share, Closing Trading Prices, Distributions and Share Splits

The daily Class Values, Class Values per Share and closing trading prices on the Exchange of the Up Shares and the Down Shares for the three months ended June 30, 2015 were as follows:

			Class Value		Secondary Market
Calendar	Class Value		per Share		Price per Class
Date	Up	Down	Up	Down	Up	Down
5/19/15	$ 2,520,255	$ 2,480,615	$ 25.20	$ 24.80	$ 27.64	$ 22.35
5/20/15	$ 5,674,927	$ 5,575,650	$ 25.22	$ 24.78	$ 28.51	$ 21.59
31

			Class Value		Secondary Market
Calendar	Class Value		per Share		Price per Class
Date	Up	Down	Up	Down	Up	Down
5/21/15	$ 5,917,813	$ 6,582,439	$ 23.67	$ 26.33	$ 28.25	$ 21.86
5/22/15	$ 7,067,354	$ 7,931,336	$ 23.56	$ 26.44	$ 28.00	$ 21.86
5/26/15	$ 8,193,073	$ 6,805,226	$ 27.31	$ 22.68	$ 28.91	$ 21.10
5/27/15	$ 10,287,661	$ 9,708,118	$ 25.72	$ 24.27	$ 28.02	$ 21.81
5/28/15	$ 10,303,815	$ 9,691,444	$ 25.76	$ 24.23	$ 28.30	$ 21.69
5/29/15	$ 10,674,350	$ 9,319,347	$ 26.69	$ 23.30	$ 28.47	$ 21.59
6/1/15	$ 10,761,193	$ 9,231,984	$ 26.90	$ 23.08	$ 28.43	$ 21.70
6/2/15	$ 10,958,011	$ 9,034,646	$ 27.40	$ 22.59	$ 28.50	$ 21.68
6/3/15	$ 10,487,109	$ 9,505,028	$ 26.22	$ 23.76	$ 28.17	$ 21.80
6/4/15	$ 11,296,659	$ 8,694,957	$ 28.24	$ 21.74	$ 28.79	$ 21.20
6/5/15	$ 10,858,004	$ 9,132,051	$ 27.15	$ 22.83	$ 28.42	$ 21.50
6/8/15	$ 11,691,111	$ 8,298,424	$ 29.23	$ 20.75	$ 28.82	$ 21.20
6/9/15	$ 11,031,659	$ 8,957,356	$ 27.58	$ 22.39	$ 28.65	$ 21.69
6/10/15	$ 10,034,440	$ 9,954,055	$ 25.09	$ 24.89	$ 27.75	$ 22.20
6/11/15	$ 9,728,526	$ 10,259,448	$ 24.32	$ 25.65	$ 27.47	$ 22.92
6/12/15	$ 10,413,324	$ 9,573,089	$ 26.03	$ 23.93	$ 27.51	$ 22.30
6/15/15	$ 11,662,782	$ 8,323,111	$ 29.16	$ 20.81	$ 28.45	$ 21.20
6/16/15	$ 7,996,616	$ 8,649,085	$ 19.99	$ 21.62	$ 20.00	$ 21.45
6/17/15	$ 7,816,252	$ 8,829,016	$ 19.54	$ 22.07	$ 19.88	$ 21.65
6/18/15	$ 7,095,022	$ 9,549,813	$ 17.74	$ 23.87	$ 19.60	$ 21.95
6/19/15	$ 7,473,481	$ 9,170,055	$ 18.68	$ 22.93	$ 19.80	$ 21.80
6/22/15	$ 6,800,938	$ 9,842,164	$ 17.00	$ 24.61	$ 19.25	$ 22.45
6/23/15	$ 6,447,526	$ 10,195,143	$ 16.12	$ 25.49	$ 19.02	$ 22.64
6/24/15	$ 7,056,874	$ 9,585,362	$ 17.64	$ 23.96	$ 19.10	$ 22.45
6/25/15	$ 7,449,857	$ 9,191,945	$ 18.62	$ 22.98	$ 19.11	$ 22.50
6/26/15	$ 7,417,226	$ 9,223,277	$ 18.54	$ 23.06	$ 19.13	$ 22.46
6/29/15	$ 10,016,952	$ 6,623,117	$ 25.04	$ 16.56	$ 20.66	$ 20.75
6/30/15	$ 10,273,111	$ 7,406,499	$ 24.17	$ 17.43	$ 20.69	$ 21.00

During the three months ended June 30, 2015, the VIX Fund paid one Regular Distribution. The payment date and amount of the Regular Distribution were as follows:

Payment	Per Share		Cash Distribution		Shares Distribution
Date	Up	Down	Up	Down	Up	Down
06/22/15	$ 8.349179	$ 0	$ 3,339,672	$ 0	0	0
32

The VIX Fund did not pay any Special Distributions, Corrective Distributions or Net Income Distributions or engage in any stock splits during the three months ended June 30, 2015.

Liquidity & Capital Resources

The Trust and the VIX Fund are not aware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the VIX Fund’s liquidity increasing or decreasing in any material way. In exchange for the Management Fee, the Sponsor has agreed to assume most of the expenses incurred by the VIX Fund. As a result, the only ordinary expense of the VIX Fund during the period covered by this report was the Management Fee.

Off-Balance Sheet Arrangements

The VIX Fund has no off-balance sheet arrangements.

33

Item 3. Quantitative and qualitative disclosures about market risk.

Not applicable.

Item 4. Controls and procedures.

The Sponsor maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports by the Trust and its Funds under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

34

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Trading Prices of the AccuShares Spot CBOE VIX Up Shares (the “Up Shares”) and the AccuShares Spot CBOE VIX Down Shares (the “Down Shares”) Have at Times Materially Deviated from Their Respective Class Values per Share, and There Can Be No Assurance Such Material Deviations Will Not Continue to Occur.

During the period between commencement of the VIX Fund’s operations, May 19, 2015, through June 30, 2015, the largest closing trading price premium to Class Value per Share of the Up Shares was a 19.35% premium on May 21, 2015, and the largest discount was 17.49% discount on June 29, 2015. During the same period, the largest closing trading price premium to Class Value per Share of the Down Shares was a 25.30% premium on June 29, 2015, and the largest discount was 17.32% discount on May 22, 2015. The closing trading prices of the Up Shares and Down Shares deviated from their respective Class Values per Share by ten percent or more for at least three consecutive business days one time during the period, and would have triggered a Corrective Distribution if the VIX Fund were measuring for Corrective Distributions at such time. However, the VIX Fund did not begin measuring for Corrective Distributions until July 16, 2015, and as a result no Corrective Distribution was declared.

The Sponsor is uncertain as to the reasons behind these premium and discount trading prices. Although Corrective Distributions are intended to reduce the occurrences of material and persistent deviations of share trading prices from Class Value per Share, there can be no assurance that they will be effective, and investors should be aware that premium and/or discount trading prices may continue. Investors who pay a premium risk losing the premium if trading prices converge to Class Value per Share, and investors who purchase shares at a discount to Class Value per Share risk losing their investment if the discount grows.

Item 2. Unregistered sales of equity securities and use of proceeds.

Item 2(a). None.

Item 2(b). The VIX Fund offers the Up Shares and the Down Shares on a continuous basis pursuant to the Trust’s registration statement on Form S-1 (No. 333-194666) (the “Registration Statement”), declared effective by the Securities and Exchange Commission on May 13, 2015. $200 million in maximum aggregate offering price of the Up Shares and $200 million in maximum aggregate offering price of the Down Shares were registered pursuant to the Registration Statement, of which 525,000 Up Shares and 525,000 Down Shares had been issued as of June 30, 2015 for aggregate offering prices of $13,552,000 and $12,486,000, respectively. All expenses incurred in connection with the issuance and distribution of the Up Shares and Down Shares were paid by the Sponsor. Consequently the VIX Fund had received $21,038,000 in net proceeds from the offering as of June 30, 2015. After payment of the Management Fee and distribution, the remaining $17,679,611 in offering proceeds were held as cash by the VIX Fund through June 30, 2015.

Item 2(c). During the three months ended June 30, 2015:

525,000 Up Shares and 525,000 Down Shares were created at an average price of $24.80; and

100,020 Up Shares and 100,020 Down Shares were redeemed at an average price of $25.00.

Period	Class	Total number of shares redeemed	Average price paid per share
4/1/2015 – 4/30/2015	AccuShares Spot CBOE VIX Up Shares	0	N/A
	AccuShares Spot CBOE VIX Down Shares	0	N/A
5/1/2015 – 5/31/2015	AccuShares Spot CBOE VIX Up Shares	100,020	$27.31
	AccuShares Spot CBOE VIX Down Shares	100,020	$22.68
6/1/2015 – 6/30/2015	AccuShares Spot CBOE VIX Up Shares	0	N/A
	AccuShares Spot CBOE VIX Down Shares	0	N/A
35

Item 3. Defaults upon senior securities.

None.

Item 4. Mine safety disclosure.

None.

Item 5. Other information.

On Monday July 27, 2015, Forrest Gilman, Chief Financial Officer and Treasurer of the Sponsor, provided written notice to the Sponsor of his resignation to be effective 90 days from his written notification pursuant to his employment agreement. On Friday, August 7, 2015 Robert Rokose was appointed to serve as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer. Mr. Rokose has served as the Sponsor's Controller for the past 15 months. Prior to AccuShares Investment Management, Mr. Rokose was Chief Financial Officer of J.P. Morgan US Funds from June 2013 to June 2014 and Managing Director, Head of Financial Strategy with Allianz/PIMCO Funds from May 2000 to June 2012. Mr. Rokose is a Certified Public Accountant and obtained his Masters of Business Administration from the University of Connecticut.

Item 6. Exhibits.

(a)	Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCUSHARES INVESTMENT MANAGEMENT, LLC
Sponsor of AccuShares Commodities Trust I

Date: August 12, 2015	/s/ Jack Fonss
Jack Fonss
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2015	/s/ Robert Rokose
Robert Rokose
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)