Form 10-Q
period 2015-09-30
AccuShares Trust I
filed 2015-11-10
CIK 1580167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36890

AccuShares Trust I

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

ACCUSHARES TRUST I

(formerly known as AccuShares Commodities Trust I)

PART I – FINANCIAL INFORMATION

Item 1. Financial statements.

AccuShares Spot CBOE VIX Fund

Statements of Assets and Liabilities

	September 30, 2015 (Unaudited)	December 31, 2014
Assets:
Cash	$2,319,505	$1,000
Total assets	$2,319,505	$1,000

Liabilities:
Management fees payable	$2,101	$—
Total liabilities	2,101	—

Net assets:
Paid-in capital	$2,361,404	$1,000
Accumulated deficit	(44,000)	—
Total net assets	2,317,404	1,000
Total liabilities and net assets	$2,319,505	$1,000
Up Shares:
Net assets	$1,233,157	$500
Shares outstanding^	35,000.00	0.80
Net asset value per share^	$35.23	$625.00

Down Shares:
Net assets	$1,084,247	$500
Shares outstanding^	35,000.00	0.80
Net asset value per share^	$30.98	$625.00

^	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015 (1)	2014 (2)	2015 (1)	2014 (2)
Expenses:
Management fees:
Up Shares	$12,367	$—	$22,231	$—
Down Shares	11,915	—	21,769	—
Total expenses	$24,282	$—	$44,000	$—
Net investment income (loss)	$(24,282)	$—	$(44,000)	$—

Net increase (decrease) in net assets resulting from operations	$(24,282)	$—	$(44,000)	$—

Per share data Up Shares:^
Earnings per share (basic and diluted):	$(0.51)	$—	$(1.05)	$—
Net investment loss per share (basic and diluted):	$(0.51)	$—	$(1.05)	$—
Average shares outstanding:	24,043.00	0.80	21,244.00	0.80
Distributions declared per share:	$704.30	$—	$913.03	$—

Per share data Down Shares:^
Earnings per share (basic and diluted):	$(0.50)	$—	$(1.02)	$—
Net investment loss per share (basic and diluted):	$(0.50)	$—	$(1.02)	$—
Average shares outstanding:	24,043.00	0.80	21,244.00	0.80
Distributions declared per share:	$268.10	$—	$268.10	$—

(1)	Commenced operations on May 19, 2015.
(2)	For the period from June 17, 2014 (Inception) to September 30, 2014.
^	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Statements of Changes in Net Assets (Unaudited)

	For the Nine Months Ended September 30, 2015 (1)	For the Nine Months Ended September 30, 2014 (2)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$(44,000)	$—
Net increase (decrease) in net assets resulting from operations	(44,000)	—

Distributions to shareholders from:
Return of capital:
Up Shares	(9,678,404)	—
Down Shares	(4,916,711)	—
Total distributions to shareholders	(14,595,115)	—

Capital transactions:
Issuance of common stock:
Up Shares	15,107,463	500
Down Shares	13,172,485	500
Redemption of common stock:
Up Shares	(8,710,975)	—
Down Shares	(2,613,454)	—
Net increase (decrease) in net assets resulting from capital transactions	16,955,519	1,000
Total increase in net assets	2,316,404	1,000
Net assets at beginning of period	1,000	—
Net assets at end of period	$2,317,404	$1,000

Changes in Shares:^
Up Shares:
Issuance of common stock	47,000.00	0.80
Redemption of common stock	(12,000.80)	—
Net change in shares	34,999.20	0.80

Down Shares:
Issuance of common stock	47,000.00	0.80
Redemption of common stock	(12,000.80)	—
Net change in shares	34,999.20	0.80

(1)	Commenced operations on May 19, 2015.
(2)	For the period from June 17, 2014 (Inception) to September 30, 2014.
^	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30, 2015 (1)	For the Nine Months Ended September 30, 2014 (2)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(44,000)	$—

Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:

Increase in operating assets and liabilities:
Increase in management fees payable	2,101	—
Net cash used in operating activities	(41,899)	—

Cash flows from financing activities
Issuance of common stock	28,279,948	1,000
Redemption of common stock	(11,324,429)	—
Distributions paid	(14,595,115)	—
Net cash provided by financing activities	2,360,404	1,000
Net increase in cash	2,318,505	1,000
Cash, beginning of period	1,000	—
Cash, end of period	$2,319,505	$1,000

(1)	Commenced operations on May 19, 2015.
(2)	For the period from June 17, 2014 (Inception) to September 30, 2014.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Financial Highlights (Unaudited)

Up Shares

For the Period Ended September 30, 2015*
Per Share Data:(1)
Net asset value, beginning of period	$625.00
Net investment income (loss)(2)	(1.05)
Net asset value after investment operations	623.95
Allocation between share classes	324.31

Distributions per share declared from:
Return of capital	(913.03)
Total distributions declared	(913.03)

Net asset value, end of period	$35.23
Closing trading price, end of period	$32.00
Shares outstanding, end of period	35,000
Total return at net asset value(3)(4)	58.36%
Total return at market value(3)(4)	35.85%

Ratios/supplemental data:
Net assets, end of period	$1,233,157
Ratio of total expenses to average net assets(5)	0.95%
Ratio of net investment income to average net assets(5)	(0.95)%

*	Commenced operations on May 19, 2015.
(1)	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.
(2)	Per share amounts based on average shares outstanding during the period.
(3)	Not annualized.
(4)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions, if any, reinvested.
(5)	Annualized.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Financial Highlights (Unaudited)

Down Shares

For the Period Ended September 30, 2015*
Per Share Data:(1)
Net asset value, beginning of period	$625.00
Net investment income (loss)(2)	(1.02)
Net asset value after investment operations	623.98
Allocation between share classes	(324.90)

Distributions declared from:
Return of capital	(268.10)
Total distributions declared	(268.10)

Net asset value, end of period	$30.98
Closing trading price, end of period	$33.50
Shares outstanding, end of period	35,000
Total return at net asset value(3)(4)	(62.42)%
Total return at market value(3)(4)	(74.43)%

Ratios/supplemental data:
Net assets, end of period	$1,084,247
Ratio of total expenses to average net assets(5)	0.95%
Ratio of net investment income to average net assets(5)	(0.95)%

*	Commenced operations on May 19, 2015.
(1)	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.
(2)	Per share amounts based on average shares outstanding during the period.
(3)	Not annualized.
(4)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions, if any, reinvested.
(5)	Annualized.

The accompanying notes are an integral part of these financial statements.

	AccuShares Trust I *
	Consolidating Statements of Assets & Liabilities

	September 30, 2015 (Unaudited)
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Assets:
Cash	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$2,319,505	$2,325,505
Total assets	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$2,319,505	$2,325,505

Liabilities:
Management fees payable	$-	$-	$-	$-	$-	$-	$2,101	$2,101
Total liabilities	-	-	-	-	-	-	2,101	2,101

Net assets:
Paid-in capital	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$2,361,404	$2,367,404
Accumulated deficit	-	-	-	-	-	-	(44,000)	(44,000)
Total net assets	1,000	1,000	1,000	1,000	1,000	1,000	2,317,404	2,323,404
Total liabilities and net assets	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$2,319,505	$2,325,505

Up Shares:
Net assets	$500	$500	$500	$500	$500	$500	$1,233,157	N/A
Shares outstanding^	20.00	20.00	20.00	20.00	20.00	20.00	35,000.00	N/A
Net asset value per share^	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$35.23	N/A

Down Shares:
Net assets	$500	$500	$500	$500	$500	$500	$1,084,247	N/A
Shares outstanding^	20.00	20.00	20.00	20.00	20.00	20.00	35,000.00	N/A
Net asset value per share^	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$30.98	N/A

* The Consolidating Statements of Assets and Liabilities of AccuShares Trust I (formerly known as AccuShares Commodities Trust I) (the "Trust") are being provided solely to meet Securities and Exchange Commission regulatory requirements.  The Trust does not have assets or liabilities separate from those of its seven fund series.  An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

^ AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

	AccuShares Trust I *
	Consolidating Statements of Assets & Liabilities

	December 31, 2014
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Assets:
Cash	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$7,000
Total assets	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$7,000

Liabilities:
Management fees payable	$-	$-	$-	$-	$-	$-	$-	$-
Total liabilities	-	-	-	-	-	-	-	-

Net assets:
Paid-in capital	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$7,000
Accumulated deficit	-	-	-	-	-	-	-	-
Total net assets	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Total liabilities and net assets	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$7,000

Up Shares:
Net assets	$500	$500	$500	$500	$500	$500	$500	N/A
Shares outstanding^	20.00	20.00	20.00	20.00	20.00	20.00	0.80	N/A
Net asset value per share^	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$625.00	N/A

Down Shares:
Net assets	$500	$500	$500	$500	$500	$500	$500	N/A
Shares outstanding^	20.00	20.00	20.00	20.00	20.00	20.00	0.80	N/A
Net asset value per share^	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$625.00	N/A

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

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

^ AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

	AccuShares Trust I *
	Consolidating Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2015
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund(1)	Consolidating Total
Expenses:
Management fees:
Up Shares	$-	$-	$-	$-	$-	$-	$12,367	$12,367
Down Shares	-	-	-	-	-	-	11,915	11,915
Total expenses	$-	$-	$-	$-	$-	$-	$24,282	$24,282
Net investment income (loss)	$-	$-	$-	$-	$-	$-	$(24,282)	$(24,282)

Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$(24,282)	$(24,282)

Per share data Up Shares:^
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.51)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.51)	N/A
Average shares outstanding:	20.00	20.00	20.00	20.00	20.00	20.00	24,043.00	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$704.30	N/A

Per share data Down Shares:^
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.50)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.50)	N/A
Average shares outstanding:	20.00	20.00	20.00	20.00	20.00	20.00	24,043.00	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$268.10	N/A

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

(1) Commenced operations on May 19, 2015.

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

^ AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

AccuShares Trust I *
Consolidating Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2014(1)
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Expenses:
Management fees:
Up Shares	$-	$-	$-	$-	$-	$-	$-	$-
Down Shares	-	-	-	-	-	-	-	-
Total expenses	$-	$-	$-	$-	$-	$-	$-	$-
Net investment income (loss)	$-	$-	$-	$-	$-	$-	$-	$-

Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$-	$-

Per share data Up Shares:^
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	N/A
Average shares outstanding:	20.00	20.00	20.00	20.00	20.00	20.00	0.80	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	N/A

Per share data Down Shares:^
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	N/A
Average shares outstanding:	20.00	20.00	20.00	20.00	20.00	20.00	0.80	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	N/A

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

(1) For the period from June 17, 2014 (Inception) to September 30, 2014.

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

The accompanying notes are an integral part of these financial statements.

	AccuShares Trust I *
	Consolidating Statements of Operations (Unaudited)

	For the Nine Months Ended September 30, 2015
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund(1)	Consolidating Total
Expenses:
Management fees:
Up Shares	$-	$-	$-	$-	$-	$-	$22,231	$22,231
Down Shares	-	-	-	-	-	-	21,769	21,769
Total expenses	$-	$-	$-	$-	$-	$-	$44,000	$44,000
Net investment income (loss)	$-	$-	$-	$-	$-	$-	$(44,000)	$(44,000)

Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$(44,000)	$(44,000)

Per share data Up Shares:^
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(1.05)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(1.05)	N/A
Average shares outstanding:	20.00	20.00	20.00	20.00	20.00	20.00	21,244.00	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$913.03	N/A

Per share data Down Shares:^
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(1.02)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(1.02)	N/A
Average shares outstanding:	20.00	20.00	20.00	20.00	20.00	20.00	21,244.00	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$268.10	N/A

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

(1) Commenced operations on May 19, 2015.

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

The accompanying notes are an integral part of these financial statements.

AccuShares Trust I *
Consolidating Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2014(1)
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Expenses:
Management fees:
Up Shares	$-	$-	$-	$-	$-	$-	$-	$-
Down Shares	-	-	-	-	-	-	-	-
Total expenses	$-	$-	$-	$-	$-	$-	$-	$-
Net investment income (loss)	$-	$-	$-	$-	$-	$-	$-	$-

Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$-	$-

Per share data Up Shares:^
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	N/A
Average shares outstanding:	20.00	20.00	20.00	20.00	20.00	20.00	0.80	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	N/A

Per share data Down Shares:^
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	N/A
Average shares outstanding:	20.00	20.00	20.00	20.00	20.00	20.00	0.80	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	N/A

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

(1) For the period from June 17, 2014 (Inception) to September 30, 2014.

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

The accompanying notes are an integral part of these financial statements.

	AccuShares Trust I *
	Consolidating Statements of Changes in Net Assets (Unaudited)

	For the Nine Months Ended September 30, 2015
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund(1)	Consolidating Total
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$-	$-	$-	$-	$-	$-	$(44,000)	$(44,000)
Net increase (decrease) in net assets resulting from operations	-	-	-	-	-	-	(44,000)	(44,000)

Distributions to shareholders from:
Return of capital:
Up Shares	-	-	-	-	-	-	(9,678,404)	(9,678,404)
Down Shares	-	-	-	-	-	-	(4,916,711)	(4,916,711)
Total distributions to shareholders	-	-	-	-	-	-	(14,595,115)	(14,595,115)

Capital share transactions:
Issuance of common stock:
Up Shares	-	-	-	-	-	-	15,107,463	15,107,463
Down Shares	-	-	-	-	-	-	13,172,485	13,172,485
Redemption of common stock:
Up Shares	-	-	-	-	-	-	(8,710,975)	(8,710,975)
Down Shares	-	-	-	-	-	-	(2,613,454)	(2,613,454)
Net increase (decrease) in net assets resulting from capital share transactions	-	-	-	-	-	-	16,955,519	16,955,519
Total increase (decrease) in net assets	-	-	-	-	-	-	2,316,404	2,316,404
Net assets at beginning of period	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Net assets at end of period	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$2,317,404	$2,323,404

Changes in shares:^
Up Shares:
Issuance of common stock	-	-	-	-	-	-	47,000.00	N/A
Redemption of common stock	-	-	-	-	-	-	(12,000.80)	N/A
Net change in shares	-	-	-	-	-	-	34,999.20	N/A

Down Shares:
Issuance of common stock	-	-	-	-	-	-	47,000.00	N/A
Redemption of common stock	-	-	-	-	-	-	(12,000.80)	N/A
Net change in shares	-	-	-	-	-	-	34,999.20	N/A

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

(1) Commenced operations on May 19, 2015.

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

^ AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

	AccuShares Trust I *
	Consolidating Statements of Changes in Net Assets (Unaudited)

	For the Nine Months Ended September 30, 2014(1)
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$-	$-	$-	$-	$-	$-	$-	$-
Net increase (decrease) in net assets resulting from operations	-	-	-	-	-	-	-	-

Distributions to shareholders from:
Return of capital:
Up Shares	-	-	-	-	-	-	-	-
Down Shares	-	-	-	-	-	-	-	-
Total distributions to shareholders	-	-	-	-	-	-	-	-

Capital share transactions:
Issuance of common stock:
Up Shares	500	500	500	500	500	500	500	3,500
Down Shares	500	500	500	500	500	500	500	3,500
Redemption of common stock:
Up Shares	-	-	-	-	-	-	-	-
Down Shares	-	-	-	-	-	-	-	-
Net increase (decrease) in net assets resulting from capital share transactions	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Total increase (decrease) in net assets	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Net assets at beginning of period	-	-	-	-	-	-	-	-
Net assets at end of period	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$7,000

Changes in shares:^
Up Shares:
Issuance of common stock	20.00	20.00	20.00	20.00	20.00	20.00	0.80	N/A
Redemption of common stock	-	-	-	-	-	-	-	N/A
Net change in shares	20.00	20.00	20.00	20.00	20.00	20.00	0.80	N/A

Down Shares:
Issuance of common stock	20.00	20.00	20.00	20.00	20.00	20.00	0.80	N/A
Redemption of common stock	-	-	-	-	-	-	-	N/A
Net change in shares	20.00	20.00	20.00	20.00	20.00	20.00	0.80	N/A

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

(1) For the period from June 17, 2014 (Inception) to September 30, 2014.

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

^ AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

	AccuShares Trust I*
	Consolidating Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30, 2015
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund(1)	Consolidating Total
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$(44,000)	$(44,000)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:

Increase (decrease) in operating assets and liabilities:
Increase (decrease) in management fees payable	-	-	-	-	-	-	2,101	2,101
Net cash provided by (used for) operating activities	-	-	-	-	-	-	(41,899)	(41,899)

Cash flows from financing activities:
Issuance of common stock	-	-	-	-	-	-	28,279,948	28,279,948
Redemption of common stock	-	-	-	-	-	-	(11,324,429)	(11,324,429)
Distributions paid	-	-	-	-	-	-	(14,595,115)	(14,595,115)
Net cash provided by financing activities	-	-	-	-	-	-	2,360,404	2,360,404

Net increase (decrease) in cash	-	-	-	-	-	-	2,318,505	2,318,505
Cash, beginning of period	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Cash, end of period	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$2,319,505	$2,325,505

* The Consolidating Statements of Cash Flows of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements.  The Trust does not have cash separate from that of its seven fund series.  An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

(1) Commenced operations on May 19, 2015.

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

The accompanying notes are an integral part of these financial statements.

	AccuShares Trust I*
	Consolidating Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30, 2014(1)
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$-	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:

Increase (decrease) in operating assets and liabilities:
Increase (decrease) in management fees payable	-	-	-	-	-	-	-	-
Net cash provided by (used for) operating activities	-	-	-	-	-	-	-	-

Cash flows from financing activities:
Issuance of common stock	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Redemption of common stock	-	-	-	-	-	-	-	-
Distributions paid	-	-	-	-	-	-	-	-
Net cash provided by financing activities	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000

Net increase (decrease) in cash	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Cash, beginning of period	-	-	-	-	-	-	-	-
Cash, end of period	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$7,000

* The Consolidating Statements of Cash Flows of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have cash separate from that of its seven fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

(1) For the period from June 17, 2014 (Inception) to September 30, 2014.

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

and AccuShares Trust I

Notes to the Financial Statements

September 30, 2015 (Unaudited)

1. Organization

AccuShares Trust I (formerly known as AccuShares Commodities Trust I) (the "Trust") is a Delaware statutory trust organized on June 28, 2013 and is currently organized into eight separate series (each, a “Fund” and collectively, the “Funds”). The AccuShares Spot CBOE VIX Fund (the “VIX Fund”), one of the Trust’s series, issues shares that represent beneficial interests in, and ownership of, the assets of the VIX Fund only. The VIX Fund offers its shares on a continuous basis and is listed on the NASDAQ OMX (the “Exchange”).

The VIX Fund commenced operations as of May 19, 2015. As of September 30, 2015, no other Fund has commenced operations.

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

The Sponsor initially capitalized each of its seven initial Funds with $1,000 in exchange for 20 shares of the Fund’s Up Shares and 20 shares of its Down Shares. On October 5, 2015, AccuShares Trust I filed a registration statement on Form S-1 for the AccuShares S&P 500 VIX Front-Month Futures Index Fund which is the eighth series of the Trust. The AccuShares S&P 500 Front-Month Futures Index Fund was not capitalized as of September 30, 2015 and, as a result, is not reflected in the financial statements enclosed herewith.

AccuShares Spot CBOE VIX Fund

and AccuShares Trust I

Notes to the Financial Statements

September 30, 2015 (Unaudited)

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

and AccuShares Trust I

Notes to the Financial Statements

September 30, 2015 (Unaudited)

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

As of September 30, 2015, the Funds hold no investments.

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

The Second Amended and Restated Trust Agreement of the Trust between the Sponsor and the trustee of the Trust (“Trustee”), as amended by an instrument of amendment dated June 5, 2015 and by an instrument of amendment dated September 29, 2015, and as may be further amended and restated from time to time (the “Trust Agreement”) limits, and the Investment Advisory Agreement directs the Investment Advisor to limit, the Funds’ holdings of Eligible Repos to 40% of its Eligible Assets.

AccuShares Spot CBOE VIX Fund

and AccuShares Trust I

Notes to the Financial Statements

September 30, 2015 (Unaudited)

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

and AccuShares Trust I

Notes to the Financial Statements

September 30, 2015 (Unaudited)

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

	Management Fee for Up Shares	Management Fee for Down Shares

AccuShares Spot CBOE VIX Fund	95 basis points	95 basis points
AccuShares S&P GSCI Spot Fund	75 basis points	75 basis points
AccuShares S&P GSCI Agriculture and Livestock Spot Fund	75 basis points	75 basis points
AccuShares S&P GSCI Industrial Metals Spot Fund	75 basis points	75 basis points
AccuShares S&P GSCI Crude Oil Excess Return Fund**	45 basis points	45 basis points
AccuShares S&P GSCI Brent Oil Spot Fund	45 basis points	45 basis points
AccuShares S&P GSCI Natural Gas Spot Fund	60 basis points	60 basis points
AccuShares S&P 500 VIX Front-Month Futures Index Fund	95 basis points	95 basis points

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

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

For the VIX Fund, for the three and nine months ended September 30, 2015, Management Fees charged amounted to $12,367 and $22,231, for the Up Shares, respectively and $11,915 and $21,769, for the Down Shares, respectively. As of September 30, 2015, $2,101 remained payable. For the VIX Fund, for the three and nine months ended September 30, 2014, there were no Management Fees charged.

AccuShares Spot CBOE VIX Fund

and AccuShares Trust I

Notes to the Financial Statements

September 30, 2015 (Unaudited)

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

and AccuShares Trust I

Notes to the Financial Statements

September 30, 2015 (Unaudited)

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

6. Tax Information

As of September 30, 2015, the VIX Fund’s deferred tax asset was due to U.S. net operating losses (“NOL”). We believe it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, management has provided a full valuation allowance on the deferred tax asset. Management will continue to monitor deferred taxes and deferred tax allowances.

7. Distributions

On July 22, 2015, the AccuShares Spot CBOE VIX Down Class Shares (“Down Shares”) paid a cash distribution of $7.71 per each outstanding Down Share.

On August 24, 2015, the Down Shares paid a cash distribution of $2.21 per each outstanding Down Share.

On August 28, 2015, the AccuShares Spot VIX Up Class Shares (“Up Shares”) paid a cash distribution of $28.17 per each outstanding Up Share.

On September 22, 2015, the Down Shares paid a cash distribution of $0.80 per outstanding Down Share.  Also on September 22, 2015 a Corrective Distribution was paid for both the Up Shares and Down Shares in which each outstanding Up Shares received one Down Share and each outstanding Down Share received one Up Share.

On September 25, 2015, a 1-for-10 Reverse Stock Split was effective for both the Up Shares and Down Shares.  The effect of the transaction was to divide the number of outstanding shares of the Up Shares and Down Shares by 10, resulting in a corresponding increase in the net asset value per share. The share transactions presented in the statement of changes in net assets and the per share data in the financial highlights as of September 30, 2015 have been adjusted retroactively to reflect these reverse stock splits. There were no changes in nets assets, results of operations or total return as a result of these transactions.

AccuShares Spot CBOE VIX Fund

and AccuShares Trust I

Notes to the Financial Statements

September 30, 2015 (Unaudited)

8. Subsequent Events

Management has evaluated the possibility of subsequent events existing in the VIX Fund and Trust’s financial statement through the date the financial statements were issued.

On October 22, 2015, the Down Shares paid a cash distribution of $4.39 per outstanding Down Share.  Also on October 22, 2015, a Corrective Distribution was paid for both the Up Shares and Down Shares in which each outstanding Up Shares received one Down Share and each outstanding Down Share received one Up Share.

On October 23, 2015, a 1-for-10 Reverse Stock Split was effective for both the Up Shares and Down Shares.  The effect of the transaction was to divide the number of outstanding shares of the Up Shares and Down Shares by 4, resulting in a corresponding increase in the net asset value per share.  The share transactions presented in the statement of changes in net assets and the per share data in the financial highlights as of September 30, 2015 have been adjusted retroactively to reflect these reverse stock splits.  There were no changes in nets assets, results of operations or total return as a result of these transactions.

Management has determined that there are no other material events that would require disclosure in the VIX Fund and Trust’s financial statements through this date.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the financial conditions, operations, future performance and business of the AccuShares Spot CBOE VIX Fund (the “VIX Fund”) or AccuShares Trust I (formerly known as AccuShares Commodities Trust I) (the “Trust”). These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses AccuShares Investment Management, LLC, as sponsor of the Trust (the “Sponsor”) has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

Introduction

The VIX Fund, a series of the Trust, is the only operational series of the Trust. The VIX Fund commenced operations on May 19, 2015. Additionally, the Trust does not have assets, liabilities, income, expenses, capital or cash separate from that of its eight fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole. Consequently this management’s discussion and analysis of financial condition and results of operations relates solely to the VIX Fund. The consolidating financial statements of the Trust included in this report are being provided solely to meet Securities and Exchange Commission regulatory requirements.

The VIX Fund continuously offers and redeems its shares only in blocks of 50,000 shares that are comprised of 25,000 shares of each of its two classes (“Creation Units”). Only an entity that is (1) a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) a direct participant in The Depository Trust Company, and (3) a party to an Authorized Participant Agreement with the Sponsor, as sponsor of the Trust, on behalf of the VIX Fund setting forth the procedures for the creation and redemption of Creation Units in the VIX Fund (“Authorized Participant”) may purchase and redeem Creation Units for cash. Once issued, and before any redemption, each class of the VIX Fund’s shares trade separately without restriction on the NASDAQ OMX (the “Exchange”).

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

The other two types of distributions are not expected to regularly occur and are mechanisms intended to protect the interests of investors by providing them with the expected value of their shares upon specified events. Thus, the third type of distribution (“Special Distribution”) occurs when the level or value of the VIX Fund’s Underlying Index, as measured at the close, changes by more than 75% since the prior Distribution Date but before the next Regular Distribution Date. The fourth type of distribution (“Corrective Distribution”) occurs only if the trading price of the shares of the VIX Fund on the Exchange deviate from their Class Value per Share by ten percent or more over three consecutive business days. The VIX Fund began measuring for Corrective Distributions effective July 16, 2015.

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

Underlying Index Tracking

The charts provided below show the daily Class Values per Share of the Up Shares and the Down Shares as compared to their respective daily closing trading prices on the Exchange for the three months ended September 30, 2015. The Up Shares and the Down Shares each experienced deviations between their respective closing trading prices during the reporting period.

VXUP NAV vs Market Value
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$-
7/1/2015
7/8/2015
7/15/2015
7/22/2015
7/29/2015
8/5/2015
8/12/2015
8/19/2015
8/26/2015
9/2/2015
9/9/2015
9/16/2015
9/23/2015
9/30/2015
VXUP NAV
VXUP Market Value

VXDN NAV vs Market Value
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$-
7/1/2015
7/8/2015
7/15/2015
7/22/2015
7/29/2015
8/5/2015
8/12/2015
8/19/2015
8/26/2015
9/2/2015
9/9/2015
9/16/2015
9/23/2015
9/30/2015
VXDN NAV
VXDN Market Value

VIX Fund NAV vs Market Value
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$-
7/1/2015
7/8/2015
7/15/2015
7/22/2015
7/29/2015
8/5/2015
8/12/2015
8/19/2015
8/26/2015
9/2/2015
9/9/2015
9/16/2015
9/23/2015
9/30/2015
VIX NAV
VIX Market

Results of Operations for the Three and Nine Months Ended September 30, 2015

The VIX Fund commenced operations on May 19, 2015. The Sponsor, acting as initial purchaser of the VIX Fund, purchased 100,000 Up Shares and 100,000 Down Shares upon commencement of the VIX Fund’s operations for $25 per share.

For the three months ended September 30, 2015, the VIX Fund had issued 650,000 Up Shares and 650,000 Down Shares with aggregate Class Value of $1,556,500. For the nine months ended September 30, 2015 the VIX Fund had issued 1,075,000 Up Shares and 1,0750,000 Down Shares with an aggregate Class Value of approximately $23,280,000.

For the three month period ended September 30, 2015 the Fund earned no investment income due to the VIX Fund only holding cash during the period. Consequently, payment by the VIX Fund of Management Fees resulted in a loss of approximately $24,300 resulting in negative Net Investment Income. For the nine month period ended September 30, 2015 the Fund earned no investment income due to the VIX Fund only holding cash during the period. Consequently, payment by the VIX Fund of Management Fees resulted in a loss of approximately $44,000 resulting in negative Net Investment Income. In the future, the VIX Fund may invest in Eligible Treasuries or Eligible Repos but the VIX Fund does not anticipate generating any material net investment income in the foreseeable future.

As of September 30, 2015, the VIX Fund had management fees payable to the Trust’s Sponsor (“Management Fees”) of approximately $2,100. The VIX Fund had not accrued any taxes as of September 30, 2015.

As of September 30, 2015, the Trust had assets of approximately $2,320,000. The assets were increased by approximately $28,281,000 due to share creations and reduced by approximately $11,326,000 in share redemptions. The VIX Fund’s assets were also reduced by approximately $14,595,000 due to cash Regular Distributions.

On September 30, 2015, the Up Shares closed at a trading price of $6.40 per share which is a 10.2% discount to their Class Value per Share of 7.05 and the Down Shares closed at a trading price of $6.70 per share which is a 7.5% premium to their Class Value per Share of $6.20. The Sponsor is uncertain as to the reasons behind these premium and discount trading prices. Premiums and/or discount trading prices may continue to occur.

Quantitative Information on Class Value, Class Value per Share, Closing Trading Prices, Distributions and Share Splits

The daily Class Values, Class Values per Share and closing trading prices on the Exchange of the Up Shares and the Down Shares for the three months ended September 30, 2015 were as follows:

			Class Value		Secondary Market
Calendar	Class Value		per Share		Price per Class
Date	Up	Down	Up	Down	Up	Down

7/1/15	$ 9,029,832	$ 8,649,322	$ 21.25	$ 20.35	$ 19.74	$ 21.62
7/2/15	$ 9,378,099	$ 8,299,215	$ 22.07	$ 19.53	$ 20.37	$ 21.11
7/6/15	$ 9,491,017	$ 8,185,837	$ 22.33	$ 19.26	$ 20.84	$ 20.54
7/7/15	$ 8,948,802	$ 8,727,591	$ 21.06	$ 20.54	$ 20.20	$ 20.50
7/8/15	$ 10,986,893	$ 6,689,040	$ 25.85	$ 15.74	$ 21.20	$ 20.86
7/9/15	$ 11,151,490	$ 6,523,983	$ 26.24	$ 15.35	$ 21.65	$ 20.15
7/10/15	$ 9,306,340	$ 8,367,753	$ 21.90	$ 19.69	$ 20.36	$ 20.76
7/13/15	$ 7,609,034	$ 10,064,599	$ 17.90	$ 23.68	$ 18.63	$ 22.50
7/14/15	$ 7,290,991	$ 10,382,182	$ 17.16	$ 24.43	$ 18.20	$ 23.28
7/15/15	$ 7,197,081	$ 10,475,632	$ 16.93	$ 24.65	$ 18.42	$ 23.30
7/16/15	$ 6,576,979	$ 7,816,608	$ 15.48	$ 18.39	$ 17.03	$ 16.50
7/17/15	$ 6,457,069	$ 7,935,394	$ 15.19	$ 18.67	$ 17.15	$ 16.70
7/20/15	$ 6,609,266	$ 7,782,822	$ 15.55	$ 18.31	$ 16.82	$ 16.89
7/21/15	$ 6,581,985	$ 7,809,728	$ 15.49	$ 18.38	$ 17.05	$ 16.41
7/22/15	$ 6,516,635	$ 7,874,704	$ 15.33	$ 18.53	$ 17.00	$ 16.71
7/23/15	$ 6,788,479	$ 7,602,485	$ 15.97	$ 17.89	$ 16.96	$ 16.48
7/24/15	$ 7,353,815	$ 7,036,026	$ 17.30	$ 16.56	$ 17.60	$ 16.25
7/27/15	$ 8,354,408	$ 6,035,058	$ 19.66	$ 14.20	$ 18.48	$ 15.43
7/28/15	$ 7,168,663	$ 7,220,429	$ 16.87	$ 16.99	$ 17.79	$ 16.52
7/29/15	$ 6,646,456	$ 7,742,261	$ 15.64	$ 18.22	$ 17.10	$ 16.68
7/30/15	$ 6,434,263	$ 7,954,080	$ 15.14	$ 18.72	$ 17.10	$ 16.78
7/31/15	$ 6,395,943	$ 7,991,276	$ 15.05	$ 18.80	$ 17.10	$ 16.87
8/3/15	$ 6,624,282	$ 7,762,563	$ 15.59	$ 18.26	$ 17.00	$ 16.87
8/4/15	$ 6,852,614	$ 7,533,856	$ 16.12	$ 17.73	$ 17.00	$ 16.89
8/5/15	$ 6,575,152	$ 7,810,944	$ 15.47	$ 18.38	$ 16.70	$ 17.21
8/6/15	$ 7,249,450	$ 7,136,272	$ 17.06	$ 16.79	$ 17.35	$ 16.69
8/7/15	$ 7,009,839	$ 7,374,759	$ 16.49	$ 17.35	$ 17.52	$ 16.42
8/10/15	$ 6,367,988	$ 8,016,236	$ 14.98	$ 18.86	$ 16.79	$ 17.31
8/11/15	$ 7,161,940	$ 7,221,910	$ 16.85	$ 16.99	$ 17.42	$ 16.62
8/12/15	$ 7,096,575	$ 7,286,900	$ 16.70	$ 17.15	$ 17.24	$ 16.62
8/13/15	$ 7,020,334	$ 7,362,767	$ 16.52	$ 17.32	$ 17.00	$ 16.88
8/14/15	$ 6,628,461	$ 7,753,517	$ 15.60	$ 18.24	$ 17.05	$ 16.72
8/17/15	$ 6,720,828	$ 7,660,775	$ 15.81	$ 18.03	$ 16.92	$ 17.02

			Class Value		Secondary Market
Calendar	Class Value		per Share		Price per Class
Date	Up	Down	Up	Down	Up	Down

8/18/15	$ 7,107,949	$ 6,333,333	$ 16.72	$ 14.90	$ 17.03	$ 14.86
8/19/15	$ 7,851,150	$ 5,589,782	$ 18.47	$ 13.15	$ 17.25	$ 14.50
8/20/15	$ 9,848,384	$ 3,592,198	$ 23.17	$ 8.45	$ 18.10	$ 13.65
8/21/15	$ 12,706,347	$ 733,186	$ 29.90	$ 1.73	$ 23.51	$ 7.90
8/24/15	$ 563,870	$ 212,197	$ 2.51	$ 0.94	$ 2.02	$ 2.10
8/25/15	$ 1,382,569	$ 773,116	$ 2.21	$ 1.24	$ 1.68	$ 1.78
8/26/15	$ 1,625,449	$ 1,392,431	$ 1.86	$ 1.59	$ 1.47	$ 1.97
8/27/15	$ 1,395,237	$ 1,622,565	$ 1.59	$ 1.85	$ 1.53	$ 1.91
8/28/15	$ 1,385,616	$ 1,631,950	$ 1.58	$ 1.87	$ 1.61	$ 1.96
8/31/15	$ 1,511,840	$ 1,505,647	$ 1.73	$ 1.72	$ 1.59	$ 1.96
9/1/15	$ 1,669,924	$ 1,347,485	$ 1.91	$ 1.54	$ 1.76	$ 1.70
9/2/15	$ 1,380,845	$ 1,636,485	$ 1.58	$ 1.87	$ 1.66	$ 1.81
9/3/15	$ 1,352,617	$ 1,664,635	$ 1.55	$ 1.90	$ 1.59	$ 1.87
9/4/15	$ 1,461,664	$ 1,555,274	$ 1.67	$ 1.78	$ 1.63	$ 1.75
9/8/15	$ 1,302,741	$ 1,714,118	$ 1.49	$ 1.96	$ 1.57	$ 1.90
9/9/15	$ 1,372,263	$ 1,644,518	$ 1.57	$ 1.88	$ 1.53	$ 1.90
9/10/15	$ 1,269,508	$ 1,747,194	$ 1.45	$ 2.00	$ 1.55	$ 1.90
9/11/15	$ 1,199,412	$ 1,817,055	$ 1.37	$ 2.08	$ 1.49	$ 1.96
9/14/15	$ 1,253,815	$ 1,762,574	$ 1.43	$ 2.01	$ 1.40	$ 2.01
9/15/15	$ 1,159,163	$ 1,857,146	$ 1.32	$ 2.12	$ 1.38	$ 2.13
9/16/15	$ 1,096,423	$ 1,221,826	$ 0.63	$ 0.70	$ 0.55	$ 0.80
9/17/15	$ 1,083,901	$ 1,234,287	$ 0.62	$ 0.71	$ 0.50	$ 0.79
9/18/15	$ 1,137,035	$ 1,180,972	$ 0.65	$ 0.67	$ 0.55	$ 0.77
9/21/15	$ 1,025,614	$ 1,292,333	$ 0.59	$ 0.74	$ 0.57	$ 0.73
9/22/15	$ 1,141,712	$ 1,176,174	$ 0.65	$ 0.67	$ 0.61	$ 0.70
9/23/15	$ 1,124,065	$ 1,193,761	$ 0.64	$ 0.68	$ 0.57	$ 0.69
9/24/15	$ 1,190,968	$ 1,126,798	$ 0.68	$ 0.64	$ 0.61	$ 0.70
9/25/15	$ 1,193,364	$ 1,124,221	$ 6.82	$ 6.42	$ 6.13	$ 7.14
9/28/15	$ 1,397,081	$ 920,443	$ 7.98	$ 5.26	$ 6.60	$ 6.50
9/29/15	$ 1,354,319	$ 963,146	$ 7.74	$ 5.50	$ 6.70	$ 6.20
9/30/15	$ 1,233,157	$ 1,084,247	$ 7.05	$ 6.20	$ 6.40	$ 6.70

During the three months ended September 30, 2015, the VIX Fund paid Regular, Special, and Corrective Distributions. The VIX Fund also had a Reverse Stock Split. The payment date of these distributions and reverse split were as follows:

Payment	Payment	Per Share		Cash Distribution		Share Distribution
Date	Type	Up	Down	Up	Down	Up	Down

7/22/15	Regular	$0.000000	$7.714509	$ 0	$ 3,278,666	0	0
8/24/15	Regular	$0.000000	$2.211640	$ 0	$ 939,947	0	0
8/28/15	Special	$28.172142	$0.000000	$ 6,338,732	$ 0	0	0
9/22/15	Regular	$0.000000	$0.797695	$ 0	$ 697,983	0	0
9/22/15	Corrective	1 Down Share	1 Up Share	$ 0	$ 0	875,000	875,000
9/25/15	Reverse Split	1 for 10	1 for 10	$ 0	$ 0	-1,575,000	-1,575,000

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Trading Prices of the AccuShares Spot CBOE VIX Up Shares (the “Up Shares”) and the AccuShares Spot CBOE VIX Down Shares (the “Down Shares”) Have at Times Materially Deviated from Their Respective Class Values per Share, and There Can Be No Assurance Such Material Deviations Will Not Continue to Occur.

During the third quarter of 2015, the VIX Fund’s operations, May 19, 2015, through September 30, 2015, the largest closing trading price premium to Class Value per Share of the Up Shares was a 13.6% premium on July 31, 2015, and the largest discount was 24.0% discount on August 25, 2015. During the same period, the largest closing trading price premium to Class Value per Share of the Down Shares was a 358.0% premium on August 21, 2015, and the largest discount was 10.7% discount on August 21, 2015. The closing trading prices of the Up Shares and Down Shares deviated from their respective Class Values per Share by ten percent or more for at least three consecutive business days and triggered a Corrective Distribution one time during the period.

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

Item 2(a). None.

Item 2(b). The VIX Fund offers the Up Shares and the Down Shares on a continuous basis pursuant to the Trust’s registration statement on Form S-1 (No. 333-194666) (the “Registration Statement”), declared effective by the Securities and Exchange Commission on May 13, 2015. $200 million in maximum aggregate offering price of the Up Shares and $200 million in maximum aggregate offering price of the Down Shares were registered pursuant to the Registration Statement, of which 1,175,000 Up Shares and 1,175,000 Down Shares had been issued as of September 30, 2015 for aggregate offering prices of approximately $15,109,000 and $13,172,000, respectively. All expenses incurred in connection with the issuance and distribution of the Up Shares and Down Shares were paid by the Sponsor. Consequently the VIX Fund had received $16,954,505 in net proceeds from the offering as of September 30, 2015. After payment of the Management Fee and distribution, the remaining $2,319,505 in offering proceeds were held as cash by the VIX Fund through September 30, 2015.

Item 2(c). During the three months ended September 30, 2015:

650,000 Up Shares and 650,000 Down Shares were created at an average price of $3.45; and

200,000 Up Shares and 200,000 Down Shares were redeemed at an average price of $15.82.

Period	Class	Total number of shares redeemed	Average price paid per share
7/1/2015 – 7/31/2015	AccuShares Spot CBOE VIX Up Shares	0	N/A
	AccuShares Spot CBOE VIX Down Shares	0	N/A
8/1/2015 – 8/31/2015	AccuShares Spot CBOE VIX Up Shares	200,000	$29.90
	AccuShares Spot CBOE VIX Down Shares	200,000	$1.73
9/1/2015 – 9/30/2015	AccuShares Spot CBOE VIX Up Shares	0	N/A
	AccuShares Spot CBOE VIX Down Shares	0	N/A

Item 3. Defaults upon senior securities.

None.

Item 4. Mine safety disclosure.

None.

Item 5. Other information.

None.

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

ACCUSHARES INVESTMENT MANAGEMENT, LLC Sponsor of AccuShares Trust I (formerly known as AccuShares Commodities Trust I)

Date: November 10, 2015	/s/ Jack Fonss
Jack Fonss
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2015	/s/ Robert Rokose
Robert Rokose
Vice President, Chief Financial Officer, Treasurer, and Secretary
(Principal Financial Officer and Principal
Accounting Officer)