Form 10-K
period 2015-12-31
AccuShares Trust I
filed 2016-03-09
CIK 1580167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

1-855-286-7866

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Fund and Class	Name of Exchange on Which Registered
AccuShares Spot CBOE VIX Fund
AccuShares Spot CBOE VIX Up Class Shares	NASDAQ OMX
AccuShares Spot CBOE VIX Down Class Shares	NASDAQ OMX

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the shares of each class of the registrant held by non-affiliates as of December 31, 2015 are included in the table below:

Name of Each Fund and Class	Aggregate Value Held by Non-Affiliates (12/31/15)	Total Number of Outstanding Shares (12/31/15)
AccuShares Spot CBOE VIX Fund	$6,370,000	350,000
AccuShares Spot CBOE VIX Up Class Shares	$2,870,000	175,000
AccuShares Spot CBOE VIX Down Class Shares	$3,500,000	175,000

Statement Regarding Forward-Looking Statements

This filing includes “forward-looking statements” which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” ”will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this filing that address activities, events or developments that will or may occur in the future, including such matters as movements in the commodities markets and indexes that track such movements, operations of the Funds, the Sponsor’s plans and references to the future success of a Fund or the Funds and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this prospectus, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by government authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this filing are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the operations of the Fund or the value of the Shares of the Fund.

ACCUSHARES TRUST I

(formerly known as AccuShares Commodities Trust I)

PART I

Item 1. Business

AccuShares Trust I (formerly known as AccuShares Commodities Trust I) (“Trust”) is a Delaware statutory trust organized on June 28, 2013 into separate, segregated series. The Trust may offer to sell shares of beneficial interest of the series of the Trust listed on the cover of this prospectus (the “Fund”). The shares of the Fund represent a beneficial interest in and ownership of the assets of the Fund only. The Trust may offer shares of additional fund series. The term of the Trust and the Fund is perpetual unless terminated earlier by the Trust’s sponsor, AccuShares Investment Management, LLC (the “Sponsor”). See “Description of the Shares & Certain Terms of the Trust Agreement.”

The shares of the Fund are designed for investors who want a cost-effective, targeted and transparent exposure to measures of expected price volatility of a broad-based equity index as represented by the Fund’s “Underlying Index.” The Fund tracks its Underlying Index’s changes without the need to hold any securities, futures or other financial instruments relating to its Underlying Index or the assets referenced by the Underlying Index. Instead, the Fund is expressly limited to holding only: cash; bills, bonds and notes issued and guaranteed by the United States Treasury with remaining maturities of three months or less (“eligible Treasuries”); and over-night repurchase agreements collateralized by United States Treasury securities (“eligible repos,” together with cash and eligible Treasuries, “Eligible Assets”). See “Use of Proceeds” and “Description of the Fund Eligible Assets.”

Unlike other exchange traded products, the Fund will engage principally in cash distributions and potentially paired share distributions to deliver to shareholders the economic exposure to the Fund’s Underlying Index. Such distributions may not represent any income or gains on the Fund’s Eligible Assets and may represent a return of a shareholder’s capital. The Fund will issue its shares in offsetting pairs, where one constituent of the pair is positively linked to the Fund’s Underlying Index (“Up Shares”) and the other constituent is negatively linked to the Fund’s Underlying Index (“Down Shares”). Therefore, the Fund will only issue, distribute, maintain and redeem equal quantities of Up and Down Shares at all times. Once issued, and before any redemption, Up Shares and Down Shares will trade separately without restriction on the NASDAQ OMX (the “Exchange”). See “Distributions and Distribution Dates” and “Description of the Shares & Certain Terms of the Trust Agreement—Shares Freely Transferable.”

The custodian will daily determine the liquidation value of the Fund attributable to each of its classes (“Class Value”), which liquidation value is based on the value of the Fund’s Eligible Assets attributable to such class, (a) plus any accrued income or gains or losses on such assets attributable to such class (“Investment Income”), (b) less all fees, expenses and taxes attributable to such class not otherwise assumed by the Sponsor, where such income and gains after deduction of such fees, expenses and taxes is referred to as the class’ “Net Investment Income.” Investment Income with respect to a class will be adjusted during any creation or redemption order settlement period for any increases or decreases in value of the Fund’s assets attributable to such class resulting from such order. The Net Investment Income and Investment Income can be positive or negative.

Since the Fund’s Eligible Assets are not managed to track the performance of the Underlying Index, the payment of cash distributions over time is expected to cause a decline in the Fund’s Class Values. See “Risk Factors—Key Risks Related to Cash Distributions and the Combination of Up Shares and Down Shares—Payment Over Time of Distributions in Cash May Cause the Fund’s Class Values to Decline. A Significant Decline in Class Values May Cause the Market for the Fund’s Shares to Become Less Liquid or the Sponsor to Terminate the Fund.”

At the inception of operations of the Fund, the Sponsor will establish the level at which each share class of the Fund will participate in the Fund’s Underlying Index. Thereafter, the custodian will daily allocate among the Fund’s Up Shares and Down Shares their respective Class Values where the Class Value for each class of the Fund is shared equally among the outstanding shares of such class. This daily allocation of Class Values results in the “Class Value per Share” for each Up Share and each Down Share of the Fund. Most important for the calculation of the Fund’s Class Values per Share – one for the Up Shares and one for the Down Shares – is the determination of the Class Value of each class of the Fund, which is based on changes in the level of the Underlying Index from the previous calculation date. In certain circumstances an additional daily amount of Class Value per Share will be both subtracted from the Up Shares’ Class Value per Share and added to the Down Shares’ Class Value per Share (the “Daily Amount”). Consequently, the Class Value per Share of a class of the Fund is such class’ allocation per share of the Fund’s liquidation value reflecting changes in the Fund’s Underlying Index in accordance with the linkage – positive or negative – such class has to the Underlying Index, and the Daily Amount. Class Values and Class Values per Share will be posted to the Fund’s website (www.AccuShares.com). See “Investment Objectives—Pricing and Calculating of Class Value and Class Value per Share,” “Overview of the Trust and Fund Operations—The Daily Amount” and “Distributions and Distribution Dates—Determination of Regular and Special Distribution Amounts and Share Index Factors—Share Index Factor Adjustment Examples.”

The Fund is expected to engage in four types of distributions to be declared on certain dates (each a “Distribution Date”). The first type of distribution will occur at regular intervals for the Fund (“Regular Distribution”). Regular Distributions will generally occur as long as there has been a change in the level of the Underlying Index and the Daily Amount as of the Distribution Date since the prior Distribution Date or since the inception of the Fund’s operations in the case of the first Regular Distribution (in either case, the “prior Distribution Date”). Secondly, the Fund expects to declare cash distributions on each Distribution Date to the shareholders of any class of the Fund whose class Net Investment Income is positive as of such Distribution Date (each, a “Net Income Distribution”). See “Distributions and Distribution Dates—Regular Distributions” and “—Net Income Distributions.”

The other two types of distributions are not expected to occur regularly and are mechanisms intended to protect the interests of investors by providing them with the expected value of their shares upon specified events. Thus, the third type of distribution (“Special Distribution”) occurs when the level or value of the Fund’s Underlying Index, as measured at the close, changes by more than 75% since the prior Distribution Date but before the next Regular Distribution Date. The fourth type of distribution (“Corrective Distribution”) occurs only if the trading price of a class’ shares on the Exchange deviates for a specified length of time over a specified threshold amount from the Class Value per Share of such class. See “Distributions and Distribution Dates—Special Distributions” and “—The Arbitrage Mechanism and Corrective Distributions.”

The Fund’s Class Values per Share will have limited responsiveness to extreme movements in its Underlying Index that occur during a single distribution measurement period that starts with the prior Distribution Date (the “Measuring Period”). For any single Measuring Period in which the Fund’s Underlying Index rises or falls by more than 90%, Class Value per Share will be calculated based on a rise or fall, as applicable, of 90% and not the actual rise or fall of the Underlying Index (the “Class Value per Share Limitation”). The Sponsor expects that a Special Distribution will be triggered prior to a rise or fall in the Underlying Index that will also trigger a Class Value per Share Limitation, and the Special Distribution may obviate the implementation of the Class Value per Share Limitation. Nevertheless, the Class Value per Share Limitation is designed to address the particular instance in which the value of the Underlying Index rises or falls rapidly through both the value at which a Special Distribution occurs (i.e., more than 75%) and the value at which a Class Value per Share Limitation occurs (i.e., 90%) prior to settlement of the related Special Distribution. Consequently, the Class Value per Share of the Fund’s Down Shares will not decline, and its Up Shares will not increase, by more than 90% in a single Measuring Period when the Fund’s Underlying Index is rapidly rising. Conversely, the Class Value per Share Limitation is designed to preclude the Class Value per Share of the Fund’s Up Shares from declining, and its Down Shares from increasing, by more than 90% in a single Measuring Period when the Fund’s Underlying Index is rapidly falling. If the Fund’s shares become subject to a Class Value per Share Limitation or the Daily Amount, the Fund’s Class Values per Share will not exactly reflect the value change of the Fund’s Underlying Index over a Measuring Period. See “Investment Objectives” and “Distributions and Distribution Dates.”

The CBOE Volatility Index® (the “VIX Index”), which is the Underlying Index of the Fund and which seeks to serve as a measure of the expected volatility of the S&P 500 total return stock index (the “S&P 500 Index”), is a calculation and cannot be directly traded on a spot price basis. During any Measuring Period and in order to create a balanced market for the Up Shares and Down Shares of the Fund, the Class Value per Share of each Up Share of the Fund will be reduced and the Class Value per share of each Down Share of the Fund will be increased by the fixed amount of the Daily Amount. In each Measuring Period where the VIX Index has a level of 30 or lower on the prior Distribution Date, the Daily Amount will be 0.15% per day of the Class Value per Share on the prior Distribution Date. If the level of the VIX Index is greater than 30, the Daily Amount will be zero. The Daily Amount is intended to reflect an attribute of the market for long financial instruments seeking exposure to the expected volatility of the S&P 500 Index implicit to options contracts on the performance of the S&P 500 Index. As reflected in the historical performance of the VIX Index, the market for such long instruments deteriorates over both long and short term time frames as both S&P 500 Index volatility and the VIX Index tend to return to a mean level. Under these circumstances, a long position on the VIX Index will tend to decrease in value over time while a short position will tend to increase in value. Thus, the Fund will devalue its Up Shares and increase the value of its Down Shares over a Measuring Period by the fixed amount of the Daily Amount where the VIX Index is within a range consistent with its long run mean level. Whenever a Daily Amount is included in the calculation of the Class Values per Share of the Fund, the return on the Up Shares will be decreased and the return on the Down Shares will be increased. The Daily Amount shall be accrued in advance for all non-business days at the end of the immediately preceding business day using the fixed amount of the Daily Amount in effect on such business day. See “Description of the Underlying Index—The VIX Index.”

Distribution entitlements relating to changes in the Fund’s Underlying Index will be determined as follows:

•	Up Shares entitlements to distributions from the Fund (before adjustment for Net Investment Income and the Daily Amount) are tied to increases, if any, of the Underlying Index, subject to the Class Value per Share Limitation, and
•	Down Shares entitlements to distributions from the Fund (before adjustment for Net Investment Income and the Daily Amount) are tied to decreases, if any, of the Underlying Index, subject to the Class Value per Share Limitation.

Thus, shares of the class enjoying an increase in Class Value per Share on a Distribution Date will receive a Regular Distribution – or more infrequently, a Special Distribution – consisting of cash, or cash and matched quantities of Up and Down Shares, with a value (in the aggregate, including all cash and the aggregate Class Values per Share of any shares distributed) equal to the closing Class Value per Share of such class (after adjusting for any Net Income Distribution) less the closing Class Value per Share of the opposing class (after adjusting for any Net Income Distribution), except as noted below. Conversely, shares of the class whose exposure to the Fund’s Underlying Index had an adverse effect on their Class Value per Share will not receive any Regular or Special Distribution relating to changes in the Underlying Index and, instead, will experience Class Value per Share dilution caused by the distribution of cash, or cash and shares, to the opposing class shareholders, which dilution effect is expected, except as noted below, to equal in value the decline in Class Value per Share due to the unfavorable Underlying Index change as of the Distribution Date experienced by this class of shares.

Holders of shares of the class enjoying an increase in Class Value per Share on a Distribution Date receive an amount equal to the closing Class Value per Share of such class (after adjusting for any Net Income Distribution), which reflects the full favorable movement of the Underlying Index during the Measuring Period (subject to the Class Value per Share Limitation) and the Daily Amount, less the closing Class Value per Share of the opposing class (after adjusting for any Net Income Distribution), which reflects the full unfavorable movement of the Underlying Index during the Measuring Period (subject to the Class Value per Share Limitation) and the Daily Amount. Consequently, the value of every Regular and Special Distribution will exceed the amount attributable to the movement of the Fund’s Underlying Index (before adjustment for Net Investment Income and the Daily Amount). Nevertheless, the shares held by such holders will experience the same dilution effect as the holders of shares of the opposing class as a result of any such distribution and, accordingly, the shareholder’s net economic benefit from such distribution (before adjustment for Net Investment Income) is expected to equal the amount attributable to the movement of the Fund’s Underlying Index (subject to the Class Value per Share Limitation) and the Daily Amount as a result of such dilutive effect.

Ordinarily, Regular and Special Distributions will be in cash, although the Sponsor will make all or any part of any such distribution in paired shares instead of cash where further cash distributions would adversely affect the liquidity of the market for the Fund’s shares or impact the Fund’s ability to meet minimum asset size Exchange listing standards. After the first six months of trading in the Fund’s shares, the Sponsor intends to cause the Fund to continue to make Regular and Special Distributions in cash, unless further cash distributions would result in the Fund having aggregate Class Values of less than $25 million. See “Distributions and Distribution Dates—Determination of Regular and Special Distribution Amounts and Share Index Factors.”

The payment of cash distributions over time is expected to cause a decline in the Fund’s Class Values. If the Fund’s Class Values decline to a significant extent, the market for the Fund’s shares may become less liquid. Moreover, a significant decline in the Fund’s Class Values may cause the Sponsor to terminate the Fund if its continued operation would be uneconomical. In any event, the Fund will always have sufficient assets to redeem all of its outstanding shares at Class Value per Share. Moreover, the Fund’s Class Values per Share are always expected to decline regardless of whether Regular and Special Distributions are conducted in cash or in paired shares unless the Fund engages in reverse share splits.

After any Regular or Special Distribution by the Fund, the Fund will reset the fixed positive linear relationship of the Class Value of its Up Shares with the Fund’s Underlying Index (the “Up Share Index Factor”) and the fixed inverse linear relationship of the Class Value of its Down Shares with the Fund’s Underlying Index (the “Down Share Index Factor” and together with the Up Share Index Factor, the “Share Index Factors”). This resetting of the Share Index Factors causes Class Values per Share to be equal following each such distribution, where the Class Values per Share will be equal to the lowest Class Value per Share of either class calculated in determining the distribution. See “Distributions and Distribution Dates—Determination of Regular and Special Distribution Amounts and Share Index Factors.”

Reverse share splits are expected to occur with Special Distributions. The Sponsor can cause the Fund to declare a forward or reverse share split in its sole discretion, but is only expected to declare reverse share splits to prevent the Class Value per Share for all shares of the Fund from approaching zero. In the event of a reverse share split, the Share Index Factors and the per share calculations for Net Investment Income and the Daily Amount will be adjusted to reflect the split to maintain continuity in tracking the Fund’s Underlying Index. See “Distributions and Distribution Dates—Determination of Regular and Special Distribution Amounts and Share Index Factors.”

The Fund is designed to be utilized by investors who are prepared to reassess their holding of the shares at least as frequently as each Distribution Date. Investors who hold shares over one or more consecutive Distribution Dates without reassessment of their Fund share portfolio may experience decreased exposure to the Fund’s Underlying Index as well as a reduced opportunity of gain and loss. See “Distributions and Distribution Dates—Investor Responses to Distributions.”

AccuShares Investment Management, LLC serves as the Sponsor of the Trust. The principal offices of the Trust and the Sponsor are located at 300 First Stamford Place – 4th Floor East, Stamford, Connecticut 06902, and their telephone number is 1-855-286-7866. See “Description of the Shares & Certain Terms of the Trust Agreement—The Sponsor.”

Investment Objectives

The Fund is designed to track the changes in specified measures of expected price volatility of the S&P 500 Index occurring from the prior Distribution Date to the next Distribution Date or a Measuring Period. Up Shares of the Fund seek to provide investment results, before adjustment for the class’ Net Investment Income and the Daily Amount, which results correspond to the performance of its Underlying Index over a Measuring Period, whether favorable or adverse (subject to the Class Value per Share Limitation). Down Shares of the Fund seek to provide investment results, before adjustment for the class’ Net Investment Income and the Daily Amount, which results correspond to the inverse of the performance (negative one times) of its Underlying Index over a Measuring Period, whether favorable or adverse (subject to the Class Value per Share Limitation). The Underlying Index of the Fund is the VIX Index.

At all times, the number of outstanding Up Shares and the number of outstanding Down Shares of the Fund will be equal. This requirement of an equal number of Up Shares and Down Shares at all times is an important feature of the Fund, as it allows the shares of the Fund to accurately track its Underlying Index without the need for the Fund to use hedges or proxy instruments whose value, for instance, is derived from the value of an underlying asset, rate, or benchmark, including futures contracts, swap agreements, forward contracts and other similar instruments. As a result of eliminating the need to utilize hedges and proxy instruments, the tracking inaccuracies and costs that can arise in pooled investment vehicles that rely on such hedges and instruments will not occur in the Fund.

The Fund differs from many other fund products with respect to the manner in which the shares achieve their investment objective, positive or negative, of tracking the performance of the Underlying Index. In most funds, fund assets are acquired and managed with the objective of achieving a targeted return. The return on shares of these managed fund products is not based on the actual performance of the targeted index, but rather the investment acumen and strategy of the manager and the precision of the tools used by the manager in an attempt to proxy the targeted return. In contrast, the shares of the Fund will not rely on the investment acumen of a manager or the precision of the investment tools used by a manager for performance or for tracking the targeted Underlying Index. Rather, the return on the Fund’s shares with respect to its Underlying Index will be algorithmic and delivered to Fund investors experiencing an increase in their shares’ Class Value per Share by Regular and Special Distributions and to Fund investors experiencing a decrease in their shares’ Class Value per Share by the dilution of their shares’ Class Value per Share due to Regular and Special Distributions received by the class of shares opposing their shares.

The return on the shares also represents a total return, before adjustment for the Daily Amount, equal to the Fund’s Underlying Index performance plus the Fund’s Net Investment Income attributable to each class of the Fund’s shares, subject to the Class Value per Share Limitation. Since the Underlying Index tracking objective of each share class of the Fund is met by the distribution rights feature of the shares, the Fund is restricted to holding Eligible Assets. The Fund will invest its assets so as to preserve its capital while, at the same time, earning an investment return that is consistent with such preservation of capital. The income and gains on the Fund’s Eligible Assets attributable to a class may be insufficient to cover the full amount of such class’ fees, expenses and taxes resulting in a negative Net Investment Income for the class. Likewise, this Net Investment Income could be positive for the class.

Advantages of Investing in the Shares

The principal potential advantages of investing in the shares include:

•	Reduced Friction and Portfolio Transaction Costs. The Fund does not incur rolls of futures, rebalancing of swaps or derivatives or other trading of commodities or securities that can lead to unseen, unpredictable and significant expenses that reduce investor returns. However, purchases and sales of shares of each class of the Fund will be effected at trading prices and not such class’ Class Value per Share, and transactions in the Fund’s shares may be subject to broker’s commissions or other charges. The trading prices received, which can be higher or lower than Class Value per Share, and the transaction expense incurred may reduce investor returns. See “Distributions and Distribution Dates—Investor Responses to Distributions—Trading prices and trading transaction costs will negatively impact your ability to closely track the Underlying Index through an investment in the shares of the Fund.”

•	Reduced Counterparty Risk. Unlike many other exchange traded products that derive their exposure from unsecured or partially secured futures contracts, swaps or similar derivative instruments, the Fund only holds Eligible Assets which are limited to cash, eligible Treasuries and eligible repos.
•	Ease and Flexibility of Investment. The shares trade on the Exchange and provide institutional and retail investors with indirect exposure to expected price volatility of the S&P 500 Index. The shares may be bought and sold on the Exchange like other exchange-traded securities. Retail investors may purchase and sell shares through traditional brokerage accounts. Unlike an investment in futures contracts, the shares are fully paid and involve no futures-based variation margin calls, do not require rolling from one futures contract to the next, and thereby avoid futures commission merchant fees and expenses. All of the exposure to expected price volatility of the S&P 500 Index is obtained through the shares, which do not expire as futures contracts do.
•	Investor Diversification. The shares may help to diversify an investor’s portfolio because historically equity volatility benchmarks have tended to exhibit low to negative correlation with both equities and conventional bonds.
•	Short Exposure. The Down Shares provide short exposure without the need for borrowing or margin lending on the part of the purchasing shareholder.
•	Transparency. The Class Value and Class Value per Share of each class is transparent because it will be published daily by the Sponsor on the Fund’s website (www.AccuShares.com) and will be based on an Underlying Index published by the Chicago Board Options Exchange, Incorporated (the “CBOE”) at the end of each day the Exchange is open for regular trading (each, a “business day”). The Fund will also publish on its website a comparison of the historical Class Value per Share performance of its Up and Down Shares against the performance of its Underlying Index.
•	Protective Features. The Fund has a series of features that help to ensure that trading prices of the shares do not persistently deviate materially from movements in its Underlying Index as reflected in the Class Value per Share.

Potential Disadvantages of Investing in the Shares Compared to Other Tracking Products

The potential disadvantages of investing in the shares include:

•	Investor Transaction Costs and Fees. Investors wishing to maximize exposure to the Fund’s Underlying Index (in either direction) or investors wishing to compound gains over one or more Distribution Dates must rebalance their investments in the Fund following distributions. If a distribution is in cash, the amount that an investor would need to reinvest in the class of shares aligned with its investment objectives would exceed the increase in Class Value per Share since the prior Distribution Date attributable to the movement of the Fund’s Underlying Index. Rebalancing transactions in the Fund’s shares following distributions, whether such distributions are paid in cash or in paired shares, may be subject to broker’s commissions or other charges. Such commissions and other charges may reduce investor returns. See “Distributions and Distribution Dates—Investor Responses to Distributions—Trading prices and trading transaction costs will negatively impact your ability to closely track the Underlying Index through an investment in the shares of the Fund.”
•	Potential Decline in Class Values due to Cash Distributions and Redemptions. Payments of Regular and Special Distributions in cash may cause the total value of the Fund’s assets to decline. Furthermore, payments made with respect to redemption orders, which will be in cash, could accelerate this decline. This decline in total asset value may adversely affect the liquidity of the market for the Fund’s shares, and a Corrective Distribution or dissolution of the Fund may result. See “Risk Factors—Key Risks Related to Cash Distributions and the Combination of Up Shares and Down Shares—Payment Over Time of Distributions in Cash May Cause the Fund’s Class Values to Decline. A Significant Decline in Class Values May Cause the Market for the Fund’s Shares to Become Less Liquid or the Sponsor to Terminate the Fund.”
•	Dependence on Reinvestment. Maintaining the level of capitalization of most tracking products is dependent on attracting sufficient investment to offset redemptions of their shares. This is also true for the Fund; however, the Fund must also offset payments of Regular and Special Distributions in cash to maintain its level of capitalization. Following each Regular and Special Distribution paid in cash, in the event that existing investors do not reinvest the distributed cash in Fund shares, and the demand for the Fund’s shares is not sufficient to generate creation orders to offset the resulting decline in Fund assets, this decline may adversely affect the liquidity of the market for the Fund’s shares, and a Corrective Distribution or dissolution of the Fund may result. See “Risk Factors—Key Risks Related to Cash Distributions and the Combination of Up Shares and Down Shares—Payment Over Time of Distributions in Cash May Cause the Fund’s Class Values to Decline. A

Significant Decline in Class Values May Cause the Market for the Fund’s Shares to Become Less Liquid or the Sponsor to Terminate the Fund.”

•	Creations and Redemptions in Paired Shares Only. The effectiveness of the creation and redemption process of most tracking products is dependent on the buying and selling activities of market participants. In most tracking products, market participants must transact in the investments underlying a fund’s shares in connection with the creation and redemption process (e.g., buyers of a fund’s underlying assets in the context of a redemption or sellers of a fund’s underlying assets in the context of a creation). In contrast, the Fund will only effect creations and redemptions in Creation Units composed of equal quantities of Up Shares and Down Shares. As a result, in order to maintain their desired exposure to the Fund’s Underlying Index, market participants must sell, or hedge their positions in, any shares of the class that opposes their intended exposure to the Underlying Index received in a creation. Additionally, market participants seeking to redeem shares of one class of the Fund must purchase shares of the opposing class to complete the Creation Unit to be redeemed. If market participants are unable or unwilling to buy and sell Fund shares in sufficient amounts to promote an effective creation and redemption process, the liquidity of the market for the Fund’s shares may be adversely affected, and a Corrective Distribution or dissolution of the Fund may result. See “Risk Factors—Key Risks Related to Cash Distributions and the Combination of Up Shares and Down Shares—The Fund Will Only Effect Creations and Redemptions in Creation Units Composed of Equal Quantities of Up Shares and Down Shares. If Market Participants are Unable or Unwilling to Buy and Sell Shares in Sufficient Amounts to Promote an Effective Creation and Redemption Process This May Cause the Market for the Fund’s Shares to Become Less Liquid or the Sponsor to Terminate the Fund” and “Creation and Redemption of Shares.”

Protective Features of the Fund

Arbitrage Mechanism. Similar to other exchange traded products, the Fund will rely on the share creation and redemption process to reduce any premium or discount that may occur in the Fund’s share trading prices on the Exchange relative to that share’s Class Value per Share. Shares in the Fund may be created or redeemed only by certain broker-dealers or other securities market participants who are direct participants (“DTC Participants”) in The Depository Trust Company (“DTC”) such as banks, brokers, dealers, or trust companies, who have entered into Authorized Participant Agreements with the Sponsor, as sponsor of the Trust, on behalf of the Fund (“Authorized Participants”). The creation/redemption process is important for the Fund in providing Authorized Participants with an arbitrage mechanism through which they may keep share trading prices in line with each share’s Class Value per Share.

As the Fund’s shares trade intraday on the Exchange, their market prices will fluctuate due to simple supply and demand. The following scenarios generally describe the conditions surrounding a creation/redemption:

•	If the market price of a share of the Fund exceeds its Class Value per Share, an Authorized Participant can purchase shares through a cash payment as part of a Creation Unit from the Fund, and then sell the new shares on the market at a profit, taking into account the value of both classes of shares. This process of increasing the supply of shares is expected to bring the trading price of a share back to its Class Value per Share.
•	If the Class Value per Share exceeds the market price of a share of the Fund, an Authorized Participant can purchase shares on the market in an amount equal to a Creation Unit and redeem them for cash at their Class Values per Share at a profit, taking into account the value of both classes of shares. This process of increasing the demand for shares on the Exchange through decreasing supply is expected to raise the trading price of a share to meet its Class Value per Share.

These processes are referred to as the “arbitrage mechanism.” The arbitrage mechanism helps to minimize the difference between the trading price of a share of the Fund and its Class Value per Share. Over time, these buying and selling pressures should balance out, and a share’s market trading price is expected to remain at a level close to its Class Value per Share. The arbitrage mechanism provided by the creation and redemption process is designed, and required, in order to maintain the relationship between the market trading price of shares and their Class Values per Share between Distribution Dates. The Class Value per Share Limitation is not expected to have an impact on the arbitrage mechanism because it serves to limit the responsiveness of the Fund to extreme Underlying Index movements and will apply regardless of any premium or discount condition in the Fund’s shares’ trading prices.

Unlike other exchange traded products, and for the protection of investors in the Fund, the Fund has an additional set of protective features built in to ensure that the shares track their intended Underlying Index.

These protective features include:

•	Regular Distributions;
•	Special Distributions; and
•	Corrective Distributions.

Regular Distributions. After each Regular Distribution is declared, the Fund will reset its Share Index Factors. An investor receiving distributions can then undertake a range of actions with respect to the distributions which include increasing exposure to the Underlying Index, decreasing exposure to the Underlying Index, or maintaining exposure to the Underlying Index. The Fund will declare Net Income Distributions and Regular Distributions on the 15th day of each calendar month, or the next following business day if the scheduled Net Income and Regular Distribution Date is not a business day. See “Distributions and Distribution Dates—Regular Distributions” and “—Investor Responses to Distributions.”

Special Distributions. Special Distributions are a measure designed to protect the Fund and the investors in the Fund during periods when the Fund’s Underlying Index experiences unexpected degrees of volatility. The Fund will declare a Special Distribution and effect a resetting of the Share Index Factors, as well as declare a Net Income Distribution if any class of the Fund has positive Net Investment Income, between Regular Distribution Dates where the change in the Underlying Index, as measured at the close, exceeds 75% since the prior Distribution Date.

A reverse share split may also be executed in conjunction with any Special Distributions. Reverse share splits will be declared in order to maintain the Class Value per Share for each class of shares despite a significant move in the Underlying Index. In the event of a reverse share split, the Share Index Factors and the per share calculations for Net Investment Income and the Daily Amount will be adjusted to reflect the split to maintain continuity in tracking the Fund’s Underlying Index. See “Distributions and Distribution Dates—Notification of Distributions and Share Splits” and “Distributions and Distribution Dates—Special Distributions.”

Corrective Distributions. The Fund has been established with a formulaic process that continuously measures for any material deviation between the Class Value per Share of the shares and the closing trading prices of the shares as reported on the Exchange where the measured closing trading prices are based on one or more trades occurring within the last 30 minutes of trading. If the closing trading price for a share on any business day is not based on one or more trades occurring on the Exchange during the last 30 minutes of that day, the trading price for that day will not be used for the purposes of measuring for a Corrective Distribution. Following the expiration of 90 calendar days following the inception of the Fund’s operations, if the closing trading prices of the shares of the Fund deviate from their Class Value per Share by ten percent or more over three consecutive business days, the Fund will declare a Corrective Distribution in addition to a Regular Distribution or Special Distribution on the next scheduled Regular Distribution Date or Special Distribution Date if previously triggered. In a Corrective Distribution, each share (including those to be distributed in the related Regular or Special Distribution) will be resolved into a risk neutral position comprised of an equal number of Up Shares and Down Shares. The Corrective Distribution will distribute (1) a number of Down Shares equal to the number of outstanding Up Shares to the Up Shares holders and (2) a number of Up Shares equal to the number of outstanding Down Shares to the Down Shares holders. The Corrective Distribution will also involve a Regular or Special Distribution, as applicable, to the applicable class of shares if the Fund’s Class Values per Share differ on the Distribution Date. A Corrective Distribution will be utilized to reduce the likelihood of material and persistent disparities between Class Value per Share and trading prices as well as to limit the duration of any such disparities. In the event that the closing trading price as reported on the Exchange is based on one or more trades that occurred before the last 30 minutes of trading on the Exchange on any day, or the Fund’s Underlying Index is not published on any day, a Corrective Distribution will not be measured by, or triggered on, that day.

Once the requirements for a Corrective Distribution are triggered, the Corrective Distribution will be declared on the next available Regular or Special Distribution Date. Each Corrective Distribution will cause each holder of either an Up Share or a Down Share to have an equal number of both Up and Down Shares where the resulting total Class Values per Share of the combined class holdings after the Corrective Distribution will reflect values indicated by the total Class Value per Share of the shares held before the Corrective Distribution. A Corrective Distribution may be accompanied by a reverse share split in order to reduce Fund share counts.

Any Corrective Distribution will cause each holder of shares of each class to receive the return defined by the differential in Class Values per Share of such class calculated on the prior Distribution Date and the Distribution Date of the Corrective Distribution. In this way, each investor will receive a distribution declared on the related Distribution Date based on Class Value per Share rather than secondary market trading prices for shares that may deviate materially and persistently from their Class Value per Share. A Corrective Distribution causes the Fund to deliver more accurate returns to investors related to the performance of the Fund’s Underlying Index at the expense of an investor’s ability to maintain relative Up Share and Down Share positions. Investors who wish to reestablish a specific Up Share or Down Share position should be prepared to buy, sell, or otherwise transact in the shares following a Corrective Distribution. See “Distributions and Distribution Dates—Investor Responses to Distributions.”

The Sponsor expects that Corrective Distributions will be infrequent, and may never occur. The Sponsor believes that the existence of the Corrective Distribution process in the Fund will discourage attempts by traders to manipulate share trading or closing prices and should therefore reduce the occurrences of material and persistent deviations of share trading prices from Class Value per Share. The Corrective Distribution process essentially supplements the arbitrage mechanism for those rare situations where the arbitrage mechanism fails. See “Distributions and Distribution Dates—Corrective Distributions.”

The Corrective Distribution trigger thresholds are established for the protection of all existing shareholders’ returns and to protect the ability of Authorized Participants to effect arbitrage driven creations and redemptions in the Fund’s Creation Units. The presence of the Corrective Distribution trigger also benefits incremental purchasers by driving the alignment of market prices with Class Value per Share and by reducing the risk that market prices deviate materially and persistently from Class Value per Share. Corrective Distributions will occur for the Fund after the closing trading price for any class of the Fund’s shares deviates from its Class Value per Share by 10.0% or more for three consecutive business days.

Notification of Distributions and Share Splits. The Fund, when engaging in a Regular Distribution, a Special Distribution, a Corrective Distribution or a Net Income Distribution, will provide at least three business days’ advance notice (or longer advance notice as may be required by the Exchange) of such an event. When engaging in a share split, the Fund will provide at least ten calendar days’ advance notice (or longer advance notice as may be required by the Exchange) of such an event. In each instance, the Sponsor will notify the Exchange, and post a notice of such event and its details on the Fund’s website (www.AccuShares.com).

With respect to Regular Distributions, the information provided will consist of the schedule of distributions and associated Distribution Dates, and a notification, as of the Distribution Date for such Regular Distribution, on the Fund’s website (www.AccuShares.com) as to whether or not the Regular Distribution will occur. For Regular Distributions that occur on schedule, the Sponsor will cause a press release to be issued identifying the receiving class, the amount of cash, the amount of paired shares (if any), and any other information the Sponsor deems relevant regarding the distribution and post such information on the Fund’s website. This information will also be contained in the Fund’s quarterly and annual reports on Forms 10-Q and 10-K and annual reports to shareholders.

With respect to Special Distributions, Corrective Distributions and share splits, the information provided will include the relevant ex-, record and payment dates for each such event and relevant data concerning each such event. These events will also be reported in press releases, on the Fund’s website (www.AccuShares.com) and under current reports on Form 8-K as material events as well as the Fund’s periodic reports.

The Fund will also provide notice on its website (www.AccuShares.com) at the close of any business day during a Measuring Period when the Underlying Index first experiences a 50% increase or decrease in its level since the prior Distribution Date (a “Significant Index Movement Alert”).

In addition, notice of Net Income Distributions for each class of the Fund, if any, will also be included in the notifications of Regular, Special and Corrective Distributions. In the event of a Significant Index Movement Alert, notice of any Net Income Distribution that would occur in the event that a Special Distribution is subsequently triggered will be included in the Significant Index Movement Alert.

Reverse share splits will be declared to maintain a positive Class Value per Share for either the Up Shares or the Down Shares should the Class Value per Share of either class approach zero. Reverse share splits are expected to occur in the context of Special Distributions and are expected to be triggered after Class Value per Share declines below $4.00. No other share splits are expected to occur, although the Sponsor will have the right to declare in its sole discretion a share split, either forward or reverse, pursuant to the Second Amended and Restated Trust Agreement of the Trust, as may be further amended and restated from time to time (the “Trust Agreement”). Any share split declared at the Sponsor’s discretion will be subject to at least ten calendar days’ notice to investors

Investor Responses to Distribution Dates. Investors in the Fund who wish to maintain a maximum exposure, a targeted absolute exposure, or a targeted relative exposure to the Fund’s Underlying Index over multiple Distribution Dates should reassess their positions following all cash and share distributions, and all Fund resets relating to the Share Index Factors. The Fund will not compound investor gains or otherwise rebalance investor positions to maximize investor exposure. The Fund is designed to make Regular Distributions of cash and shares, as applicable, to facilitate regular distribution of investor gains and to promote a deliberate and regular reassessment by investors of their investment in the Fund.

Regular and Special Distributions and Distribution Dates—Value of Distributions

As described above, the Sponsor will declare Regular Distributions solely on scheduled Regular Distribution Dates and Special Distributions under limited circumstances.

The Sponsor will allocate accrued income or gains or losses on the Fund’s Eligible Assets to each share class as such class’ “Net Investment Income” on a daily basis, where such allocation is equal to the amount of such accrued income or gains or losses multiplied by a fraction the numerator of which is the closing Class Value per Share of the referenced class and the denominator of which is the sum of the closing Class Values per Share of both classes of the Fund. Where the Net Investment Income for a class of shares is positive, such class of shares will receive a Net Income Distribution equal to such excess amount as declared on each Distribution Date.

When the Class Values per Share of the Up Shares and the Down Shares of the Fund differ at the close of a Measuring Period (after adjusting for any Net Income Distribution for such shares), the share class with the higher Class Value per Share is expected to receive a Regular or Special Distribution as declared on that Distribution Date.

The value of a distribution relating to each of the Fund’s Up Shares (where such shares are valued at their respective Class Values per Share) entitled to a distribution declared on a Distribution Date will be equal to the positive amount, if any, of the closing Class Value per Share of the Fund’s Up Shares (after adjusting for any Net Income Distribution) less the closing Class Value per Share of the Fund’s Down Shares (after adjusting for any Net Income Distribution).

The value of a distribution relating to each of the Fund’s Down Shares (where such shares are valued at their respective Class Values per Share) entitled to a distribution declared on a Distribution Date will be equal to the positive amount, if any, of the closing Class Value per Share of the Fund’s Down Shares (after adjusting for any Net Income Distribution) less the closing Class Value per Share of the Fund’s Up Shares (after adjusting for any Net Income Distribution).

Regular and Special Distributions will ordinarily be made in the form of cash during the first six months of trading in the Fund’s shares. Thereafter, the Fund will pay all or any part of any Regular or Special Distribution in paired shares instead of cash where further cash distributions would adversely affect the liquidity of the market for the Fund’s shares or impact the Fund’s ability to meet minimum asset size Exchange listing standards. All payments made in paired shares shall be made in equal numbers of Up and Down Shares. To the extent a share distribution would result in the distribution of fractional shares, cash in an amount equal to the value of the fractional shares will be distributed rather than fractional shares.

The Sponsor expects that the Fund will make Regular and Special Distributions in paired shares instead of cash under the following circumstances, provided that the Fund has a sufficient number of shares under an effective registration statement to make the distribution in shares:

•	after the Fund’s shares have been trading for at least six months, if a distribution in cash would result in the Fund having aggregate Class Values of less than $25 million;
•	if the Fund cannot liquidate its eligible Treasuries or eligible repos on reasonably acceptable terms in such time as will permit the Fund to pay a distribution in cash;
•	if a distribution of cash would impair the Fund’s ability to meet an Exchange listing requirement; or
•	if the Sponsor becomes aware of any specific or general fund size limitation in the formal and written policy of any institutional investor who may hold shares of the Fund, if a distribution of cash would cause the Fund to not meet such minimum size limitations.

The expected payment of Regular and Special Distributions in paired shares under the foregoing circumstances is not an indication of the Fund’s ability to make Regular and Special Distributions in cash while at all times maintaining sufficient assets to redeem all of its outstanding shares at their respective Class Values per Share. The Fund will always have sufficient assets to redeem all of its outstanding shares at Class Value per Share because Class Value per Share is based directly on the net assets of the Fund. Rather, the expected payment of Regular and Special Distributions in paired shares under the foregoing circumstances is primarily intended to limit the impact of paying distributions in cash on the liquidity of the market for the Fund’s shares by ensuring that the Fund’s assets remain at a level that is attractive to many investors. There can be no assurance, however, that payment of Regular and Special Distributions in paired shares will ensure a liquid market for the Fund’s shares. If the liquidity of the market for the Fund’s shares is impaired, the Fund’s shares may trade at a premium or discount to their Class Value per Share. If such premium or discount continues to exist for a sufficient length of time over a sufficient amount to trigger a Corrective Distribution, the Corrective Distribution will cause each holder of shares of each class of the Fund to receive the return defined by the differential in Class Values per Share of such class calculated on the prior Distribution Date and the Distribution Date of the Corrective Distribution, rather than by secondary market trading prices. In the event that the Sponsor determines that the Fund will pay Regular and Special Distributions in paired shares, the Fund will file a current report on Form 8-K with the Securities and Exchange Commission (the “SEC”) reporting such determination.

For any single Distribution Date associated with a Regular or Special Distribution the relationship between Class Value per Share and distribution entitlement for the Up Shares of the Fund and the Fund’s Underlying Index will be the Up Share Index Factor and the Daily Amount. Similarly, for any single Distribution Date, the relationship between Class Value per Share and distribution entitlement for the Down Shares of the Fund and the Fund’s Underlying Index will be the Down Share Index Factor and the Daily Amount. The Down Share Index Factor will equal negative one times the Up Share Index Factor. See “Distributions and Distribution Dates—Determination of Regular and Special Distribution Amounts and Share Index Factors.”

Class Value and Class Value per Share

The Fund’s custodian will calculate both the Class Values of the Fund and the Class Value per Share of each class of the Fund once each business day. The Class Value of each class of the Fund will be calculated by determining the liquidation value of such class.

At any date of determination, Class Value of a specific class means the value of the Fund’s Eligible Assets, adjusted for the Fund’s total Net Investment Income, multiplied by a fraction the numerator of which is the closing Class Value per Share of the referenced class and the denominator of which is the sum of the closing Class Values per Share of both classes of the Fund. Class Value is calculated using accounting methods consistently applied under the accrual method of accounting. In particular, the Class Value of each class of the Fund includes any credit or debit attributable to such class accruing to the Fund but unpaid or not received by the Fund. Expenses, fees and taxes are accrued daily and taken into account for purposes of determining the Class Value of each class. Expenses, fees and taxes shall be accrued in advance for all non-business days at the end of the immediately preceding business day.

The total Class Values per Share of all outstanding shares of the Fund cannot exceed the Fund’s aggregate Class Values. The Class Values per Share of all the shares of the Fund is by definition the Fund’s aggregate Class Values, and each pair of shares at all times has a redemption price (or creation price) equal to the aggregate Class Values of the Fund divided by the number of pairs of shares outstanding.

Furthermore, the Fund’s assets will never be leveraged. The Fund will incur liabilities only for customary items, including the management fee the Fund pays the Sponsor (the “Management Fee”) and federal, state and local taxes, as applicable, and such liabilities will be applied daily to reduce the Class Values of the Fund. The Sponsor will directly assume liabilities for expenses related to service provider fees and reimbursable expenses, and expenses related to audits, tax compliance and preparation of Fund tax reporting to shareholders. See “Trust and Fund Expenses.”

Index Disruption and Replacement Index

In the event that the Fund’s Underlying Index is not published as required under the Underlying Index licensing agreement (an “Index Disruption”), the Sponsor will use commercially reasonable efforts to (1) reestablish publication of the Underlying Index and (2) identify and secure a replacement index (a “Replacement Index”) that is substantially similar to the Underlying Index. The first 30 business days following an Index Disruption or until the Underlying Index is reestablished or a Replacement Index is secured, whichever is earlier, is known as an “Index Disruption Period.” An Index Disruption may cause the Exchange to suspend or halt trading in the Fund’s shares for the duration of any Index Disruption Period.

The Fund will permit creations and redemptions on business days during any Index Disruption Period. The Sponsor will cause the Fund’s custodian to use the last published Underlying Index level to determine Class Values per Share for creation and redemption orders submitted during an Index Disruption Period. Since creations and redemptions are always effected in Creation Units composed of equal amounts of Up Shares and Down Shares, the cash payment required to create or redeem a Creation Unit is unaffected by changes in the Fund’s Underlying Index between Distribution Dates. Such Class Values per Share determined during an Index Disruption Period will be daily adjusted for each share class’ Net Investment Income.

The Fund will not make any Regular or Special Distributions during an Index Disruption Period. Moreover, the trading prices, if any, for the Fund’s shares on any day during an Index Disruption Period will not be used for the purposes of measuring for a

Corrective Distribution. Net Income Distributions that would be declared on Regular Distribution Dates (but not Special Distribution Dates) falling within an Index Disruption Period will still be declared on such dates.

If the Fund’s Underlying Index resumes publication after an Index Disruption, a Regular or Special Distribution, as the case may be, that was to have been declared during the Index Disruption Period will then be declared, along with any Net Income Distribution, on the date the Underlying Index resumes publication. Thereafter, distributions for the Fund will occur as expected according to the parameters existing before the Index Disruption.

If a Replacement Index is selected, the Fund will operate using the Replacement Index from the date the Fund adopts the Replacement Index, and will make adjustments to its Share Index Factors as of the prior Distribution Date before the Index Disruption based on the level of the Replacement Index as of such prior Distribution Date. The Fund will also make any adjustment to the Daily Amount necessary, due to the relative difference between the Underlying Index and the Replacement Index, to maintain a balanced market for the Fund’s Up Shares and Down Shares. Regular, Special and Corrective Distributions will resume under a Replacement Index from the date of the Fund’s adoption of its Replacement Index. No effect will be given to any Regular or Special Distribution that was to have occurred during the Index Disruption Period if the Fund adopts a Replacement Index. Consequently, a Special Distribution would only be declared on the date a Replacement Index is adopted if the Replacement Index level on the date of such adoption compared to the Replacement Index level on the prior Distribution Date before the Index Disruption reached the threshold for the Fund’s Special Distribution. Likewise, a Regular Distribution would only be declared on the date a Replacement Index is adopted if such date was a scheduled Regular Distribution Date and the Replacement Index level changed from its level on the prior Distribution Date before the Index Disruption.

If an Index Disruption Period expires and a Replacement Index has not been selected, the Sponsor will select three independent valuation experts unaffiliated with the Sponsor to calculate the fair value of the Underlying Index at the close of trading on the last business day of the Index Disruption Period. The Fund will then liquidate and distribute the proceeds to the holders of shares of each class based upon their respective Class Values per Share, using the median index value of the three valuation experts. Upon the occurrence of an Index Disruption and any selection of a Replacement Index or termination of the Fund, the Fund will notify the Exchange, issue a press release, post a notice of such event on the Fund’s website (www.AccuShares.com) and file a current report on Form 8-K with the SEC reporting such event. See “Investment Objectives—Pricing and Calculating of Class Value and Class Value per Share.”

Class Value and Class Value per Share Calculation Times

The Class Values and Class Values per Share of the Fund are expected to be calculated by the Fund’s custodian based on the closing of the Exchange on each business day, or at an earlier time as set forth on the Fund’s website (www.AccuShares.com) if necessitated by the Exchange closing early.

Publication of Pricing Information

The Class Values and Class Values per Share of the Fund will be posted on each business day on the Fund’s website at www.AccuShares.com.

Net Income Distributions

Whenever the Fund declares a Regular or Special Distribution, the Fund will determine whether any of its classes has a positive Net Investment Income. Shareholders of any class that has a positive Net Investment Income will receive a Net Income Distribution concurrently with the Regular or Special Distribution. Net Income Distributions may occur for any class regardless of whether such class receives a Regular or Special Distribution on that date. See “Distributions and Distribution Dates—Net Income Distributions.”

Purchases and Sales in the Secondary Market on the Exchange

The shares of the Fund are listed on the Exchange under the following symbols and CUSIP numbers:

	Trading Symbol	CUSIP Number
AccuShares Spot CBOE VIX Shares:
AccuShares Spot CBOE VIX Up Shares	VXUP	00439V 797
AccuShares Spot CBOE VIX Down Shares	VXDN	00439V 789

Secondary market purchases and sales of shares will be subject to ordinary brokerage commissions and charges. The shares of the Fund trade on the Exchange, like any other listed security traded on the Exchange. Investors will realize a loss or gain on their investment in the Fund’s shares based on the trading prices of the shares on the secondary market, which are expected to track their respective Class Values per Share.

Creation and Redemption of Shares

Shares in the Fund may be created or redeemed only by Authorized Participants. Shares may be created and redeemed by Authorized Participants from time to time, but only in one or more Creation Units of the Fund. A Creation Unit is a basket of 25,000 Up Shares and 25,000 Down Shares of the Fund. The Fund will not create or redeem fractional Creation Units.

The amount payable for the creation or redemption of a Creation Unit will equal the aggregate Class Values per Share of each Up Share and each Down Share in the Creation Unit as of the end of the business day during which the order for such creation or redemption is submitted prior to the applicable cut-off time. If the date on which such creation or redemption is submitted is not a business day, the Class Values per Share will be determined as of the next business day.

Creation and redemption orders will be settled on the third business day after the order is accepted. Settlement will be effected through: (1) the Continuous Net Settlement (“CNS”) clearing process of the National Securities Clearing Corporation (“NSCC”), as such processes have been enhanced to effect creations and redemptions of Creation Units; or (2) the facilities of DTC on a Delivery Versus Payment (“DVP”) basis, which is the procedure in which the buyer’s payment for securities is due at the time of delivery. Security delivery and payment are simultaneous.

Redemption requests will be met by distributing cash on hand or by selling the non-cash Eligible Assets for cash and then distributing such cash. The value of all Eligible Assets of the Fund is expected to be always sufficient to redeem all shareholders at once at any time.

Authorized Participants will pay a transaction fee of $600 per order plus 0.005% of the aggregate order value to the Fund custodian in connection with each order for the creation or redemption of Creation Units. The transaction fee is intended to defray the transfer agent’s cost for processing the creation and redemption orders and the Sponsor’s Trust offering registration fee expense. The transaction fee may be reduced, increased or otherwise changed by the Sponsor at its sole discretion. See “Creation and Redemption of Shares.”

Intra-Day Indicative Class Value per Share

The Exchange will publish the intra-day indicative Class Values per Share of the Fund based on the prior business day’s final Class Values per Share, adjusted every 15 seconds throughout the business day to reflect the continuous changes in Underlying Index of the Fund. The intra-day indicative Class Values per Share of the Fund on any given day will not include any accrual of that day’s Net Investment Income and that day’s Daily Amount.

Other Investors

Retail investors may purchase and sell shares through traditional brokerage accounts. Purchases or sales of shares may be subject to customary brokerage commissions. Investors are encouraged to review the terms of their brokerage accounts for applicable charges.

The Index Provider and the Underlying Index

The Underlying Index is owned, constructed, calculated and published by the CBOE and is licensed to S&P® Dow Jones® Indices LLC (the “Index Provider”). Both the Index Provider and the CBOE are unaffiliated with the Trust and the Sponsor. For more information about the construction and maintenance of the Underlying Index, see “Description of the Underlying Index.”

The Sponsor

AccuShares Investment Management, LLC, a Delaware limited liability company, serves as Sponsor of the Trust. The Sponsor was formed on December 16, 2013 and is wholly-owned, directly and indirectly, by AccuShares Holdings LLC, a Delaware limited liability company and a member of the Sponsor. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, AccuShares Holdings LLC is not responsible for the debts, obligations, and liabilities of the Sponsor solely by reason of being a member of the Sponsor. The Sponsor has no experience in operating entities like the Trust and the Fund. The Sponsor is registered as a commodity pool operator with the Commodity Futures Trading Commission (“CFTC”) and is a member in good standing of the National Futures Association, but the Trust and the Fund are not subject to regulation under the Commodities Exchange Act (the “CEA”) or by the CFTC. The initial purchaser with respect to the Fund is the Sponsor. The Sponsor has undertaken to provide the CFTC with certain swap reporting information with respect to the establishment, and the resetting thereafter, of the Share Index Factors. The principal office of the Sponsor is located at 300 First Stamford Place – 4th Floor East, Stamford, Connecticut 06902.

Under the Trust Agreement, the Sponsor has exclusive management and control of all aspects of the business of the Fund. Specifically, the Sponsor, among other things:

•	Selects the Fund’s service providers;
•	Negotiates various fees and agreements; and
•	Performs such other services as the Sponsor believes that the Trust may require from time to time.

Management Fee

Each class of the Fund pays the Sponsor the Management Fee, monthly in arrears, in an amount equal to 0.95% of its average daily Class Value, calculated on the basis of a 365-day year. The Sponsor receives the Management Fee and otherwise bears all the routine ordinary expenses of the Fund, including the fees and reimbursable expenses of the trustee of the Trust (the “Trustee”), the investment advisor to the Fund (the “Investment Advisor”), the custodian, the administrator, the transfer agent, the Index Provider and the marketing agent. The Fund bears all its tax liabilities, which are accrued daily, and its extraordinary, non-recurring expenses that are not assumed by the Sponsor under the Trust Agreement. Expenses, fees and taxes shall be accrued in advance for all non-business days at the end of the immediately preceding business day.

No other fee is paid by the Fund. The Management Fee is paid in consideration of the Sponsor’s management and administrative services and the other services provided to the Fund for which the Sponsor pays directly.

The shares are not deposits or other obligations of the Sponsor, the Trustee or any of their respective subsidiaries or affiliates or any other bank, are not guaranteed by the Sponsor, the Trustee or any of their respective subsidiaries or affiliates or any other bank and are not insured by the Federal Deposit Insurance Corporation or any other governmental agency. An investment in the shares of the Fund offered hereby is speculative and involves a high degree of risk.

The Trustee

Wilmington Trust, N.A., a national banking association, acts as the sole Trustee under the Trust Agreement for the purpose of creating the Trust as a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (the “DSTA”). The Trustee has only nominal duties and liabilities under the Trust Agreement to the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Sponsor, nor will the Trustee have any liability for the acts or omissions of the Sponsor. Wilmington Trust, N.A. also serves as the Investment Advisor for the Fund pursuant to the Non-Custody Investment Advisory Agreement by and among the Trust, on behalf of each of its separate fund series, the Sponsor and the Investment Advisor (the “Investment Advisory Agreement”). See “Use of Proceeds,” “Description of the Fund Eligible Assets,” “Description of the Shares & Certain Terms of the Trust Agreement” and “The Trustee.”

Authorized Participants

Each Authorized Participant must be (1) a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) a DTC Participant, and (3) a party to an Authorized Participant Agreement with the Sponsor, as sponsor of the Trust, on behalf of the Fund setting forth the procedures for the creation and redemption of Creation Units in the Fund (an “Authorized Participant Agreement”). Only Authorized Participants may place orders to create or redeem one or more Creation Units. A list of the current Authorized Participants can be obtained from the Sponsor. The Sponsor will provide the form of the Authorized Participant Agreement.

Transfer Agent

State Street Bank and Trust Company, a Massachusetts trust company, serves as the transfer agent for the Fund pursuant to appointment by the Sponsor and the terms of the agreement to provide certain services to the Fund (the “Transfer Agency and Service Agreement”). The transfer agent, among other things, provides transfer agent services with respect to the creation and redemption of Creation Units. The transfer agent will receive from Authorized Participants creation and redemption orders and deliver acceptances and rejections of such orders to Authorized Participants as well as coordinate the transmission of such orders and instructions among the Sponsor and the Authorized Participants.

Custodian

State Street Bank and Trust Company, a Massachusetts trust company, serves as the custodian for the Fund pursuant to appointment by the Trust and the terms of a domestic custodian agreement (the “Custodian Agreement”). The custodian will hold the Fund’s securities and cash, and will perform the Fund’s Class Value and Class Value per Share calculations.

Administrator

State Street Bank and Trust Company, a Massachusetts trust company, serves as the administrator for the Fund pursuant to appointment by the Sponsor and the terms of an administration agreement (the “Administration Agreement”). The administrator, among other things, performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions or providing services provided by other service providers), including accounting and other fund administrative services.

The Marketing Agent

Foreside Fund Services, LLC, a Delaware limited liability company (“Foreside”), serves as the marketing agent pursuant to the terms of a marketing agent agreement (the “Marketing Agent Agreement”) and assists the Sponsor with certain functions and duties relating to marketing of the Fund, including reviewing and approving marketing materials. The Sponsor pays the marketing agent’s fees and reimbursable expenses. See “Plan of Distribution.”

Clearance and Settlement

The shares of the Fund are evidenced by global certificates that the Fund issues to DTC. The shares of the Fund are available only in book-entry form. Shareholders may hold shares of the Fund through DTC, if they are DTC Participants, or indirectly through entities that are DTC Participants.

Use of Proceeds

Proceeds from the issuance of the Fund’s shares will be invested only in Eligible Assets. See “Use of Proceeds.”

Additional Expenses of the Fund and the Shareholders

Except for the Management Fee and certain expenses, costs and taxes described below, the Fund will not bear any further expenses. See “Trust and Fund Expenses” and “Description of the Shares & Certain Terms of the Trust Agreement—The Sponsor.” As described below, the Sponsor will pay all additional expenses of the Fund and the Trust. The Fund’s expenses, fees and taxes shall be accrued in advance for all non-business days at the end of the immediately preceding business day.

Organization and Offering Expenses	Expenses incurred in connection with organizing the Trust and the Fund and the registration and initial offering of its shares will be paid by the Sponsor. Expenses incurred in connection with the continuous offering of shares of the Fund after the commencement of its trading and operations will also be paid by the Sponsor.
Routine Operational, Administrative, and Other Ordinary Expenses	The Sponsor will pay all of the routine operational, administrative, and other ordinary expenses of the Fund, including, but not limited to, computer services expenses, the fees and expenses of the Trustee, the Investment Advisor, the custodian, the administrator, the transfer agent, the Index Provider, the marketing agent and any other service providers of the Fund, legal and accounting fees and expenses, filing fees, and printing, mailing and duplication costs.
Non-Recurring Fees and Expenses	All extraordinary, non-recurring expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, will be borne by the Fund. Extraordinary, non-recurring expenses include, without limitation, legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable with respect to timing and amount. Extraordinary fees and expenses affecting the Trust as a whole will be prorated to each series of the Trust according to its respective aggregate Class Values. The Sponsor generally will allocate the Fund’s extraordinary fees and expenses to each share class of the Fund in proportion to the Class Value of such class.
Brokerage Commissions	Retail investors may purchase and sell shares through traditional brokerage accounts. Investors may be charged a customary commission by their brokers in connection with purchases or sales of shares that will vary from investor to investor and may reduce investor returns. Investors are encouraged to review the terms of their brokerage accounts for applicable charges.
Other Transaction Costs	The Fund bears other transaction costs including those incurred in connection with the management of the Fund’s Eligible Assets and management of the collateral backing the Fund’s eligible repos as well as the trading spreads and financing costs/fees, if any, and other costs relating to the purchase of eligible Treasuries and eligible repos. The Sponsor generally will allocate the Fund’s transaction costs to each share class in proportion to the Class Value of such class.
Federal, State and Local Taxes	Since the Fund is expected to be treated as a corporation for income tax purposes, federal, state and local taxes, if any, will be accrued daily by the Fund and will reduce the Class Values of the Fund. The Sponsor generally will allocate the Fund’s taxes to each share class in proportion to the Class Value of such class. All taxes payable by the Fund with respect to any period preceding commencement of the Fund’s operations will be paid by the Sponsor.

As discussed, the Fund also imposes on each Authorized Participant transaction fees to offset, or partially offset, the transfer agent’s cost for processing creation and redemption orders and the Sponsor’s Trust offering registration fee expense. Currently, the transaction fee applicable to each creation and redemption transaction is $600 per order plus 0.005% of the aggregate order value. The transaction fee may be reduced, increased or otherwise changed by the Sponsor at its sole discretion.

Fund Termination

The Fund can be liquidated at the sole discretion of the Sponsor. The Sponsor anticipates that the following circumstances may cause the Fund to liquidate:

•	certain changes in law;
•	an inability to register new shares;
•	an inability to secure a Replacement Index after an Index Disruption Period expires;
•	failure to meet the Exchange listing requirements; or
•	the Fund size being too small to cover its fixed expenses and such condition being expected by the Sponsor to continue.

The Trust Agreement provides that, upon liquidation of the Fund, its assets, if any, will be distributed pro rata to the shareholders of the Fund based upon the Class Value per Share for each class of shares. Each shareholder will receive its share of the Fund’s assets in cash.

Fiscal Year

The fiscal year of the Fund ends on December 31 of each year.

Financial Information

The Fund has only recently been organized and has a limited financial history.

U.S. Federal Income Tax Considerations

For U.S. federal income tax purposes, the Trust intends to treat (i) the Fund as a separate taxable corporation, (ii) the shares of the Fund as stock therein and (iii) each investor in the Fund as a shareholder in the Fund. The Trust Agreement provides that, by accepting a share in the Fund, the holder agrees to such treatment. The Fund will send the appropriate Internal Revenue Service Form 1099s to its investors, and post to the Fund’s website Internal Revenue Service Form 8937s, each year reporting the Fund’s distributions to its investors.

As a result of the foregoing treatment, distributions of cash to a beneficial owner of the Fund’s shares, whether pursuant to a Regular, Special or Net Income Distribution, generally will be taxed as a dividend to the extent of the Fund’s current and accumulated earnings and profits for U.S. federal income tax purposes. Any distribution of cash in excess of the Fund’s current and accumulated earnings and profits will reduce a beneficial owner’s adjusted tax basis in such owner’s shares and, to the extent such distribution exceeds such adjusted tax basis, will result in capital gain.

See “U.S. Federal Income Tax Considerations” for a discussion of the material U.S. federal income tax considerations applicable to an investment in the shares of the Fund.

Reports to Shareholders

The Fund will furnish annual, quarterly and current reports in the manner required by the rules and regulations of the SEC, including, but not limited to, an annual audited financial statement examined and certified by independent registered public accountants.

The annual, quarterly and current reports and other filings made with the SEC by the Fund will be posted on the Fund’s website at www.AccuShares.com. Additional reports may be posted on the Fund’s website at the discretion of the Sponsor or as required by regulatory authorities. See “Description of the Shares and Certain Terms of the Trust Agreement—Reports to Shareholders” and “Where You Can Find More Information.”

Emerging Growth Company Status

The Trust is an “emerging growth company” as defined under the JOBS Act. The Trust will remain an “emerging growth company” for up to five years, or until the earliest of:

•	the last day of the first fiscal year in which its total annual gross revenues exceed $1 billion,
•	the date that it becomes a “large accelerated filer” as defined in Rule 12b-2 under Exchange Act, which would occur if the market value of its shares that are held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter, or
•	the date on which it has issued more than $1 billion in non-convertible debt during the preceding three year period.

As an “emerging growth company,” the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act as long as it is a “non-accelerated filer,” which includes issuers that had a public float of less than $75 million as of the last business day of their most recently completed second fiscal quarter, issuers that have not been subject to the requirements of Section 13(a) or 15(d) of the Exchange Act for a period of at least 12 calendar months and issuers that have not filed at least one annual report pursuant thereto.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Under this provision, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, the Trust is choosing to “opt out” of such extended transition period and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that this decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 1A. Risk Factors

The Trading Prices of the AccuShares Spot CBOE VIX Up Shares (the “Up Shares”) and the AccuShares Spot CBOE VIX Down Shares (the “Down Shares”) Have at Times Materially Deviated from Their Respective Class Values per Share, and There Can Be No Assurance Such Material Deviations Will Not Continue to Occur.

During the fourth quarter of 2015, the largest closing trading price premium to Class Value per Share of the Up Shares was a 20.0% premium on December 23, 2015, and the largest discount was 9.9% discount on December 11, 2015. During the same period, the largest closing trading price premium to Class Value per Share of the Down Shares was a 20.5% premium on December 11, 2015, and the largest discount was 11.8% discount on December 22, 2015. The closing trading prices of the Up Shares and Down Shares deviated from their respective Class Values per Share by ten percent or more for at least three consecutive business days and triggered a Corrective Distribution one time during the period.

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

Before investors invest in the shares, they should be aware that there are various risks. Investors should consider carefully the risks described below together with all of the other information included in this prospectus before they decide to purchase any shares. These risk factors may be amended, supplemented or superseded from time to time by risk factors contained in any prospectus supplement or post-effective amendment filed with the SEC in the future.

Key Risks Related to Cash Distributions and the Combination of Up Shares and Down Shares

Payment Over Time of Distributions in Cash May Cause the Fund’s Class Values to Decline. A Significant Decline in Class Values May Cause the Market for the Fund’s Shares to Become Less Liquid or the Sponsor to Terminate the Fund.

The Sponsor intends that distributions of cash will be a significant, if not the entire, component of Regular, Special and Net Income Distributions. Since the Fund’s Eligible Assets are not managed to track the performance of the Underlying Index, the payment of cash distributions over time is expected to cause a decline in the Fund’s Class Values, and the Fund must offset payments of distributions in cash through creations to maintain its level of capitalization. Furthermore, payments made with respect to redemption orders, which will be in cash, could accelerate this decline. If the Fund’s Class Values decline to a significant extent, the market for the Fund’s shares may become less liquid. A less liquid market for the Fund’s shares would increase the difficulty for an investor seeking to acquire or sell Fund shares at a desirable price. An illiquid market would prevent an investor from buying or selling shares at any price. Moreover, a significant decline in the Fund’s Class Values may cause the Sponsor to terminate the Fund if its continued operation would be uneconomical. Such a Fund liquidation may not occur at a time that is opportune or convenient to the Fund’s shareholders.

The Receipt of Distributions of Cash Will Reduce an Investor’s Opportunity for Gain in Subsequent Periods.

Following a Distribution Date, investors in the Fund’s shares may receive distributions of cash. Generally, the receipt of such a distribution will be associated with positive outcomes and a gain on investment for the Measuring Period related to the distribution. The receipt of a distribution in cash will generally reduce an investor’s exposure to the Fund’s Underlying Index for the investors who take no action in relation to distributions since the cash distributed has no link to the Underlying Index. Investors should reevaluate their position in the shares regularly, and in particular, investors who receive a distribution of cash should consider purchases of additional Fund shares to align their holding in the shares to their investment objectives. See “Distributions and Distribution Dates—Investor Responses to Distributions.”

The Receipt of Distributions of Shares Will Reduce an Investor’s Opportunity for Gain in Subsequent Periods.

Following a Distribution Date, investors in the Fund’s shares may receive distributions of shares. Generally, the receipt of such a distribution will be associated with positive outcomes and a gain on investment for the Measuring Period related to the distribution. Received distributions of shares will, however, generally reduce an investor’s exposure to the Fund’s Underlying Index for the investors who take no action in relation to distributions since the returns of matched quantities of Up Shares and Down Shares offset each other. Investors should reevaluate their position in the shares regularly, and in particular, investors who receive a distribution of shares should consider sales, purchases or other redeployments of such assets to align their holding in the shares to their investment objectives. See “Distributions and Distribution Dates—Investor Responses to Distributions.”

Transaction Costs Relating to Transactions Involving the Cash or Shares Received in a Distribution Will Adversely Impact Investor Returns over Multiple Distribution Dates.

Investors who receive distributions of cash, shares or a combination thereof may seek to achieve a particular investment objective which would necessitate sales of Fund shares, purchases of additional Fund shares or a combination thereof. Investors who transact in the shares in response to distributions received cannot be assured of being able to buy or sell shares at any specific price at any specific time. Further, investors who seek to transact in the shares in response to a distribution may be negatively impacted by a combination of factors including but not limited to: (i) adverse changes in share trading price, (ii) a material bid-offer spread where the price at which shares can be sold differs materially from the price at which shares can be purchased, and (iii) investor transaction costs and fees charged by parties unrelated to the Fund.

A Corrective Distribution Will Eliminate an Investor’s Opportunity for Gain Relating to the Underlying Index in Future Periods If Such Investor Fails to Rebalance Its Fund Investments.

Following a Corrective Distribution, each shareholder of the Fund’s Up Shares (including any newly distributed Up Shares relating to the current Distribution Date) will receive a number of Down Shares equal to the number of Up Shares held by or to be distributed to such shareholder, and each shareholder of the Fund’s Down Shares (including any newly distributed Down Shares relating to the current Distribution Date) will receive a number of Up Shares equal to the number of Down Shares held by or to be distributed to such shareholder. Shares may not be distributed in fractional amounts and shareholders may receive cash in lieu of fractional shares where a fraction of a share amount results from the calculation of a shareholder’s distribution entitlement.

After a Corrective Distribution, each shareholder of the Fund will hold an equal amount of Up Shares and Down Shares and distributed cash, and each shareholder of the Fund will have no net exposure to changes in the Fund’s Underlying Index following a Corrective Distribution. Up Shares may increase in value due to upward changes in the level of the Underlying Index in subsequent periods, however any gain realized by holding the Up Shares will be completely offset where an equal number of Down Shares is held. Similarly, Down Shares may increase in value due to downward changes in the level of the Underlying Index in subsequent periods, however any gain realized by holding the Down Shares will be completely offset where an equal number of Up Shares is held.

As a result of a Corrective Distribution, a shareholder who does not sell, trade, or otherwise dispose of their post-Corrective Distribution holdings will forgo gains relating to upward and downward changes in the Underlying Index until they alter their holdings such that unequal numbers of Up Shares and Down Shares are held. While the holding of matched quantities of Up Shares and Down Shares following a Corrective Distribution will prevent any loss to the investor due to future Underlying Index changes, such a holding will also prevent the realization of any potential gains from future Underlying Index changes.

A Special Distribution Will Alter the Timing of Distributions to Investors and Such Distributions Will Reduce an Investor’s Opportunity for Gain Relating to the Underlying Index in Subsequent Periods.

Upon the occurrence of very large moves in the Underlying Index between scheduled Distribution Dates, the Fund will declare a Special Distribution.

As with Regular Distributions, following a Special Distribution Date, investors in the Fund’s shares may receive distributions of cash, shares or a combination thereof. Generally, the receipt of such a distribution will be associated with positive outcomes and a gain on investment for the Measuring Period related to the distribution. Received distributions of cash or shares will, however, generally reduce an investor’s exposure to the Fund’s Underlying Index for the investors who take no action in relation to distributions because cash has no link to the Underlying Index and the returns on matched quantities of Up Shares and Down Shares offset each other. Investors should reevaluate their position in the shares regularly, and in particular, investors who receive a distribution of cash or shares should consider sales, purchases or other redeployments of such assets to align their holding in the shares to their investment objectives. See “Distributions and Distribution Dates—Investor Responses to Distributions.”

Net Income Distributions May Not Occur. The Class Value of a Class May Decline due to Negative Net Investment Income, Which Will Impact Negatively the Class Value per Share of All Shares of the Class and May Deplete the Fund’s Assets.

The Fund’s assets will be held solely in Eligible Assets. The positive amount of any Net Investment Income will be distributed to the entitled class following a related Distribution Date as a Net Income Distribution. There can be no assurance that a class will have any positive Net Investment Income or otherwise be able to make a Net Income Distribution at any time.

Net Investment Income may be zero or negative in periods in which short-term interest rates are low. Consequently, the aggregate Class Values of the Fund may decline over time and the Class Value per Share of each share class of the Fund may experience a downward adjustment unrelated to changes in the Underlying Index. When both of the Fund’s Class Values are declining due to an aggregate negative Net Investment Income, the Fund’s aggregate assets may be depleted. Such a depletion of assets may also occur if a negative Net Investment Income of one class of shares of the Fund exceeds a positive Net Investment Income of the other class.

The Fund Will Only Effect Creations and Redemptions in Creation Units Composed of Equal Quantities of Up Shares and Down Shares. If Market Participants are Unable or Unwilling to Buy and Sell Shares in Sufficient Amounts to Promote an Effective Creation and Redemption Process This May Cause the Market for the Fund’s Shares to Become Less Liquid or the Sponsor to Terminate the Fund.

The Fund will only effect creations and redemptions in Creation Units composed of equal quantities of Up Shares and Down Shares. As a result, in order to maintain their desired exposure to the Fund’s Underlying Index, market participants must sell, or hedge their positions in, any shares of the class that opposes their intended exposure to the Underlying Index received in a creation. Additionally, market participants seeking to redeem shares of one class of the Fund must purchase shares of the opposing class to complete the Creation Unit to be redeemed. If market participants are unable or unwilling to buy and sell Fund shares in sufficient amounts to promote an effective creation and redemption process, the liquidity of the market for the Fund’s shares may be adversely affected, which may cause the Sponsor to terminate the Fund if its continued operation would be uneconomical. Such a Fund liquidation may not occur at a time that is opportune or convenient to the Fund’s shareholders. See “Creation and Redemption of Shares.”

The Purchase of Either the Up Shares or the Down Shares Could Result in the Total Loss of an Investor’s Investment.

The Fund’s shares seek to provide investment results that correspond, before adjustment for Net Investment Income, to the performance of the Fund’s Underlying Index and the Daily Amount or the inverse of the performance its Underlying Index and the Daily Amount between Distribution Dates, subject to the Class Value per Share Limitation. The assets of the Fund are not actively managed by traditional methods that seek to effect portfolio changes with a view toward obtaining positive results under all market conditions. Rather, the assets of the Fund are limited to Eligible Assets that are held for liquidity purposes and with a view toward a short-term return and the preservation of capital. Consequently, the Fund’s Eligible Assets are not managed to provide a maximum long-term return and even a share class experiencing a favorable Underlying Index change can experience losses if the Fund’s aggregate Class Values decline significantly. If the Fund’s aggregate Class Values decline to zero, the Fund’s Up Shares and Down Shares will lose all value, causing a total loss to all Fund investors.

Risks Specific to the Underlying Index and Its Referenced Contracts

The Shares Represent Exposures to Measures of Expected Price Volatility of the S&P 500 Index, and Therefore are Speculative and Involve a High Degree of Risk.

The shares of the Fund represent exposures to measures of expected price volatility of the S&P 500 Index. Those exposures involve a significant degree of risk and may not be suitable or appropriate for you. The shares are intended for sophisticated, professional and institutional investors. You may lose your entire investment in the shares of any class.

Expected Stock Market Price Volatility Measures are Volatile and May Cause a Loss in the Value of the Shares.

The Fund’s Class Values per Share will be affected by movements in measures of expected price volatility of the S&P 500 Index generally and by the way in which those volatility measures and other factors affect the level or value of the Underlying Index.

Expected stock market price volatility measures generally may fluctuate widely and may be affected by numerous factors, including:

•	Prevailing market prices and forward volatility levels of the U.S. stock markets, the prices of options on the S&P 500 Index, and financial instruments related to the VIX Index;
•	Investment trading, hedging, or other activities conducted by large trading houses, hedge funds, governments, or other speculators which could impact changes in equity price levels; and
•	The future rates of economic activity and inflation.

Prices of referenced and related contracts may fluctuate widely and may be affected by:

•	Equity price volatility generally;
•	The impact of liquidity in option contracts and trading activities on an exchange that is a source of price discovery for referenced contracts;
•	The recent proliferation of volatility-linked exchange traded products and their unknown effect on the market for stock market price volatility option contracts; and
•	Trading activity specific to the referenced and related contracts.

The impact of changes in measures of expected stock market price volatility will affect investors differently depending upon the particular share class of the Fund in which investors invest. Daily decreases in the measures of expected stock market price volatility tracked by the Fund’s Underlying Index will negatively impact the daily performance of the Up Shares. Likewise, daily increases in the measures of expected stock market price volatility tracked by the Fund’s Underlying Index will negatively impact the daily performance of the Down Shares. A share’s exposure to expected stock market price volatility may also subject the share to greater volatility than investments in traditional securities.

The VIX Index is a Calculation and Is Not a Tradable Index.

The VIX Index is a calculation and cannot be directly traded on a spot price basis. The Class Values of the Up Shares and Down Shares of the Fund are based on this calculation determined and disseminated by the CBOE. As a result the behavior of the Up Shares and Down Shares may be different from exchange traded products whose value is based on tradable indices based on futures.

The VIX Index Is a Measure of 30-Day Forward Volatility of the S&P 500 Index and the Shares Are Not Linked to the Options Used to Calculate the VIX Index, to the Actual Volatility of the S&P 500 Index or the Equity Securities Included in the S&P 500 Index, Nor Will the Return on the Shares Be a Participation in the Actual Volatility of the S&P 500 Index.

The VIX Index measures the 30-day forward volatility of the S&P 500 Index as calculated based on the prices of certain put and call options on the S&P 500 Index. The value of the Up Shares and Down Shares is based on the VIX Index. The shares are not linked to the equity securities underlying the S&P 500 Index or the put and call options used to calculate the level of the VIX Index.

The Level of the VIX Index Has Historically Reverted to a Long-Term Mean Level and Any Increases or Decreases in the Spot Level of the VIX Index May Be Constrained.

In the past, the level of the VIX Index has typically reverted over the longer term to a historical mean, and its absolute level has been constrained within a band. It is possible that spot level of the VIX Index may continue to do so in the future. Consequently, the Class Value of the Down Shares and the Up Shares may have losses as the VIX Index follows longer term reversion to a historical mean from both relatively lower levels of the VIX Index and relatively higher levels of the VIX Index.

Changes or Disruptions in the Fund’s Underlying Index May Cause a Material Adverse Effect on the Performance of the Fund’s Shares.

The Trust Agreement allows for a change in the Underlying Index used to value the Fund’s shares. Such change shall be instituted on such terms as approved by the Sponsor in its sole discretion; provided, however, that no substitution of the Underlying Index may result in a change in the Class Values per Share of the Fund at the time of substitution or result in the Fund no longer tracking measures of expected stock market price volatility. The Sponsor may allow use of a different index provided that investors are given a minimum of 30 calendar days’ notice of the intended change in instances not related to an Index Disruption. Shares held following any such change may be adversely affected as the replacement Underlying Index may not perform at the same level as the original Underlying Index.

Additionally, changes implemented by the Index Provider or the CBOE or other events that affect the composition and valuation of the Fund’s Underlying Index could adversely affect the Class Value per Share of the Fund’s shares.

Further, calculation of the Underlying Index may not be possible or feasible, under certain events or circumstances that are beyond the reasonable control of the Sponsor, which in turn may adversely impact the Underlying Index and/or the related shares. Additionally, Underlying Index calculations may be disrupted by system disruptions or market emergencies, which may have an adverse effect on the Class Values per Share of the shares.

The Failure of the Underlying Index to Publish Its Values as Expected May Result in Tracking Error between the Market Price of a Share and its Class Value per Share Causing the Shares to Trade at a Premium or Discount to Their Class Value per Share. Investors Purchasing at a Premium May Lose Money If Underlying Index Publication Resumes.

At any time, the price at which shares trade on the Exchange (or any other exchange or market on which they may be quoted or traded) may not reflect accurately their Class Value per Share. In the event of an Index Disruption with respect to the Fund, the Fund’s shares may trade at a premium or discount to their Class Value per Share. Investors who pay a premium risk losing the premium if publication of the Underlying Index resumes.

Trading Spreads Can Widen or Premiums or Discounts Can Arise in the Market Prices of the Fund’s Shares due to Non-Concurrent Trading Hours of the Exchange and the Markets for the Referenced Contracts of the Fund’s Underlying Index.

The market price of a share may be influenced by non-concurrent trading hours between the Exchange and the market in which the referenced contracts of the Fund’s Underlying Index are traded. The shares of the Fund trade, or will trade, on the Exchange, from 9:30 a.m. to 4:00 p.m. (New York time). The Underlying Index tracked by the Fund, however, may have different fixing or settlement times. Consequently, liquidity in the Underlying Index or the referenced contracts of the Fund’s Underlying Index may be reduced after such fixing or settlement time. As a result, during the time when the Exchange is open but after the applicable fixing or settlement time of the Fund’s Underlying Index, trading spreads and the resulting premium or discount on the shares of the Fund may widen, and, therefore, may increase differences between Class Values per Share and the trading prices of the shares.

Underlying Index Calculations Are Made Wholly by the CBOE and Any Errors, Discontinuances or Changes in Such Calculations May Have an Adverse Effect on the Class Values of the Shares.

The Fund is not affiliated with the CBOE and has no ability to control or predict its actions, including any errors in or discontinuation of disclosure regarding the CBOE’s methods or policies relating to the calculation of the Underlying Index. The policies of the CBOE concerning the calculation of the level of the Underlying Index, additions, deletions or substitutions of referenced contracts as components of the Underlying Index and the manner in which changes affecting the referenced contracts are reflected in the Underlying Index could adversely affect the value of the Underlying Index and, therefore, the market values and Class Values per Share of the Fund’s shares.

In certain circumstances under the Trust Agreement, including an Index Disruption, the Sponsor may, but is not required to, secure a Replacement Index. While the Sponsor is required to act in good faith and in a commercially reasonable manner, (1) it owes no duty to any shareholder or the Trustee in respect of any determination made by it and (2) any such Replacement Index, while substantially similar, may differ from the Underlying Index. In the event of an Index Disruption, the Fund may be subject to liquidation.

The Shares of the Fund Will Not Be Responsive to Extreme Movements in Its Underlying Index due to the Class Value per Share Limitation, and Their Class Values per Share Are Subject to the Daily Amount. As a Result, the Return on the Shares May Not Match the Return Expected Based on the Underlying Index Movement.

The shares of the Fund will not be responsive to extreme movements which occur in its Underlying Index during a single Measuring Period due to the Class Value per Share Limitation. Consequently, investors may not be able to accurately hedge their positions through the use of proxy hedges. Additionally, the Fund’s Class Values per Share are subject to the Daily Amount. To the extent the Class Value per Share Limitation occurs with respect to the Fund, or a Daily Amount is included in the calculation of the

Fund’s Class Values per Share, the return on the Fund’s shares will not match the return expected based on the movement of its Underlying Index.

Risks Related to the Fund

The Fund has No Operating History, and, as a Result, Investors Have No Performance History to Serve as a Factor for Evaluating an Investment in the Fund.

The Fund has no operating history upon which to evaluate an investor’s investment in the Fund. Although past performance is not necessarily indicative of future results, if the Fund had a longer performance history, such performance history might provide investors with more information on which to evaluate an investment in the Fund. Likewise, the Underlying Index has a limited history, whereas a longer history might provide investors with more information on which to evaluate an investment in the Fund’s shares.

The Sponsor Has No Experience Managing Investment Vehicles.

The Sponsor is recently formed, and has not previously managed any investment vehicles. There can be no assurance that the past experience of the Sponsor’s management team will be sufficient to successfully operate the Fund.

The Fund May Incur, and Will Bear the Costs of Any, Non-Recurring and Unusual Fees and Expenses, Which Costs Would Decrease the Fund’s Class Value per Share for Each Class and Adversely Impact an Investment in the Shares. The Class Values of the Fund, When Adjusted for Net Investment Income, Will Not Replicate the Exact Value of the Fund’s Underlying Index.

All non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses, if any, will be borne by the Fund. The payment of extraordinary fees and expenses by the Fund will result in a corresponding decrease in the Fund’s aggregate Class Values and the Class Values per Share of its share classes. Any decrease in the Class Value per Share of a class due to the payment of extraordinary fees and expenses may cause a significant loss to shareholders, result in increased tracking error of Fund performance against its referenced Underlying Index or result in termination of the Fund at a time that is disadvantageous to shareholders. Any reduction or increase in Class Values of the Fund due to negative or positive Net Investment Income will cause the Fund’s share classes’ Class Values per Share to deviate from the exact changes in value of the Fund’s Underlying Index, thereby increasing the Fund’s tracking error over a Measuring Period.

The Inability to Register or Otherwise Obtain Regulatory Approval for the Sale of Additional Shares, Among Other Things, May Result in Tracking Error between the Market Price of a Share and its Class Value per Share Causing the Shares to Trade at a Premium or Discount to Their Class Value per Share. Investors Purchasing at a Premium May Lose Money If These Factors Are Later Alleviated.

At any time, the trading price of the Fund’s shares on the Exchange may not reflect the Class Value per Share of those shares. Premium pricing of the Fund’s shares to their Class Value per Share may result from a number of conditions, including, but not limited to, the Trust’s inability to obtain regulatory approval from the SEC, Financial Industry Regulatory Authority, Inc. (“FINRA”), or other regulators for the registration or sale of additional shares of the Fund. Investors who pay a premium risk losing the premium if demand for shares abates or the Fund is able to offer and sell more shares.

There are Credit and Liquidity Risks Associated with Eligible Repos.

The Fund’s assets may be held in cash, eligible Treasuries, or eligible repos. Collateralized repurchase agreements for eligible repos involve an agreement to purchase a security and to sell that security back to the original seller at an agreed-upon price. The resale price reflects the purchase price plus an agreed-upon incremental amount which is unrelated to the coupon rate or maturity of the purchased security. As protection against the risk that the original seller will not fulfill its obligation, the buyer receives collateral marked-to-market daily, and maintained at a value at least equal to the sale price plus the accrued incremental amount. Although the collateralized repurchase agreements that the Fund enters into require that counterparties (which act as original sellers) over-collateralize the amount owed to the Fund with U.S. Treasury securities, there is a risk that such collateral could decline in price at the same time that the counterparty defaults on its obligation to repurchase the security. If this occurs, the Fund may incur losses or delays in receiving proceeds. To minimize these risks, the Fund typically enters into transactions only with major global financial institutions.

Bankruptcy or Insolvency of a Counterparty to the Fund’s Eligible Repos or the Collateral Custodian for Such Repos May Impair or Delay the Fund’s Ability to Pay for the Redemption of Its Shares, Cause Its Shares to Trade at a Discount to Their Class Value per Share or Otherwise Cause Investors to Lose All or a Substantial Part of Their Investment and Also Cause It to Make Regular or Special Distributions in Paired Shares.

There is a risk that the collateral held by the collateral agent pursuant to the Fund’s eligible repos would not be immediately or ultimately available for liquidation and transfer to the Fund upon the bankruptcy or insolvency of a repurchase agreement counterparty or the collateral agent, including due to court proceedings necessary to prove and enforce the Fund’s rights in and to the collateral. Such proceedings could take months or longer, during which time the Class Values of the Fund would be impaired and the Fund would not track its Underlying Index and during which time redemptions by Authorized Participants and liquidity in secondary markets could be suspended. Additional expense would be incurred by the Fund to enforce rights in such proceedings with no guarantee of success. Consequently, the Fund’s shares could trade at a discount to their Class Value per Share or an investor could lose all or a substantial part of their investment in shares. The Fund may also make Regular or Special Distributions in paired shares rather than cash as a result of such bankruptcy or insolvency.

Investors Cannot Be Assured of the Sponsor’s Continued Services, the Discontinuance of Which May Be Detrimental to the Fund.

Investors cannot be assured that the Sponsor will be able to continue to service the Fund for any length of time. If the Sponsor discontinues its activities on behalf of the Fund, the Fund may be adversely affected, as there may be no entity servicing the Fund for a period of time.

The Lack of Active Trading Markets for the Shares of the Fund May Result in Losses on Investors’ Investments at the Time of Disposition of Shares.

Although the shares of the Fund are or will be publicly listed and traded on the Exchange, there can be no guarantee that an active trading market for the shares of the Fund will develop or be maintained. If investors wish to sell their shares at a time when no active market for them exists, the price investors receive for their shares, assuming that investors are able to sell them, likely will be lower than the price that investors would receive if an active market did exist.

Investors May Be Adversely Affected by Redemption or Creation Orders That Are Subject to Postponement, Suspension or Rejection under Certain Circumstances.

The Fund may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which the Exchange is closed, or when trading is suspended or restricted on the Exchange, (2) any period during which an emergency exists as a result of which the fulfillment of a purchase order or redemption order is not reasonably practicable, or (3) such other period as the Sponsor determines to be necessary for the protection of the shareholders of the Fund. In addition, the Fund may reject a purchase order or redemption order if the order is not in proper form as described in the Authorized Participant Agreement, if the Sponsor believes that the order would have adverse consequences to the Fund or its shareholders, if the fulfillment of the order would be unlawful or if circumstances outside the control of the Sponsor make it, for all practical purposes, not feasible to process creations or redemptions. Any such postponement, suspension or rejection of redemptions could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the Class Value per Share of a share class or the aggregate Class Values of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such postponement suspension or rejection. Postponement or suspension of creation privileges may adversely impact how the shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from their respective Class Values per Share.

Competing Claims of Intellectual Property Rights May Adversely Affect the Fund and an Investment in the Shares.

Although the Sponsor does not anticipate that claims relating to intellectual property will adversely impact the Fund, it is impossible to provide definite assurances that no such negative impact will occur. The Sponsor believes that it has properly licensed or obtained the appropriate consent of all necessary parties with respect to intellectual property rights. However, other third parties could allege ownership as to such rights and may bring an action in asserting their claims. To the extent any action is brought by a third party asserting such rights, the expenses incurred in litigating, negotiating, cross-licensing or otherwise settling such claims may adversely affect the Fund.

The Fund and Its Service Providers May Be Prone to Cyber Security Risks.

The Fund and its service providers may be prone to operational and information security risks resulting from breaches in cyber security. A breach in cyber security refers to both intentional and unintentional events that may cause the Fund to lose proprietary information, suffer data corruption, or lose operational capacity. Breaches in cyber security include, among other behaviors, stealing or corrupting data maintained online or digitally, denial of service attacks on websites, the unauthorized release of confidential information or various other forms of cyber-attacks. Cyber security breaches affecting the Fund, the Sponsor, the Investment Advisor, the Transfer Agent, the Administrator, the Custodian, the CBOE, the Index Provider, financial intermediaries and other third-party service providers may adversely impact the Fund. For instance, cyber security breaches may interfere with the processing of shareholder transactions, impact the Custodian’s ability to calculate the Fund’s Class Values and Class Values per Share, cause the release of private shareholder information or confidential business information, impede investment activities, subject the Fund to regulatory fines or financial losses and/or cause reputational damage. The Fund may also incur additional costs for cyber security risk management purposes.

Investors May Be Adversely Affected by an Overstatement or Understatement of the Class Value of a Class or Its Class Value per Share due to the Valuation Method Employed on the Date of Such Calculation.

The custodian will calculate both the Class Value of each class and its Class Value per Share. The Class Value of each class of the Fund will be calculated by determining the value of the Eligible Assets held by the Fund attributable to such class based on changes in the Fund’s Underlying Index (subject to the Class Value per Share Limitation), Net Investment Income and the Daily Amount. The Class Value per Share of each share of the Fund will be calculated by the custodian by taking its class’ Class Value and dividing it by the number of shares of such class outstanding at the time of determination. There can be no assurance that the custodian’s determination of the value of the Fund’s Eligible Assets will be accurate, and any inaccuracy may result in an overstatement or understatement of the Class Value of a class of the Fund or its Class Value per Share.

Shareholders’ Interest Is Limited to the Value of the Fund’s Assets.

Shares will be interests solely in the Fund. In particular, the Fund’s shares will not be interests in, obligations or responsibilities of, or guaranteed by, other series of the Trust, the Trust, the Trustee, the Sponsor, the Index Provider, any direct or indirect shareholder, or any Authorized Participant. If the net proceeds received by the Fund upon its realization of its assets are less than the aggregate amount payable in such circumstances in respect of the Fund, the interests of a shareholder in respect of the Fund will be limited to the amount of the net proceeds so realized. No other assets of the Trust or assets of any other series of the Trust will be available for payment of such shortfall, and the rights of shareholders to receive any further amounts in respect of such interests shall be extinguished.

The Liquidity of the Shares May Also Be Affected by the Withdrawal from Participation of Authorized Participants, Which Could Adversely Affect the Market Price of the Shares.

In the event that one or more Authorized Participants which have substantial interests in the shares withdraw from participation, the liquidity of the shares will likely decrease, which could adversely affect the market price of the shares and result in investors incurring a loss on their investment.

Shareholders that Are Not Authorized Participants May Only Purchase or Sell Their Shares in Secondary Trading Markets, and the Conditions Associated with Trading in Secondary Markets May Adversely Affect an Investor’s Investment in the Shares.

Only Authorized Participants may create or redeem Creation Units. Such creations and redemptions will always be effected in pairs. All other investors that desire to purchase or sell shares must do so through the Exchange or in other markets, if any, in which the shares may be traded.

The Applicable Exchange May Halt Trading in the Shares of the Fund Which Would Adversely Impact an Investor’s Ability to Sell Shares.

Trading in shares of the Fund may be halted due to market conditions or, in light of the applicable Exchange rules and procedures, for reasons that, in the view of such Exchange, make trading in shares of the Fund inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified decline or rise in a market index (e.g., the Dow Jones Industrial Average) or in the market price of the Fund’s shares. Additionally, the ability to short sell the Fund’s shares may be restricted when there is a ten percent or greater change from the previous business day’s official closing price. There can be no assurance that the requirements necessary to maintain the listing of the shares of the Fund will continue to be met or will remain unchanged.

There May Be Circumstances that Could Prevent the Fund from Being Operated in a Manner Consistent with Its Investment Objective and Principal Investment Strategies.

There may be circumstances outside the control of the Sponsor and/or the Fund that make it, for all practical purposes, impossible to process a purchase or redemption order. Examples of such circumstances include: natural disasters; public service disruptions or utility problems such as those caused by fires, floods, extreme weather conditions, and power outages resulting in telephone, telecopy, and computer failures; market conditions or activities causing trading halts; systems failures involving computer or other information systems affecting the aforementioned parties, as well as DTC, NSCC, or any other participant in the purchase process; and similar extraordinary events. Accordingly, while the Sponsor has implemented and tested a business continuity plan that transfers functions of any disrupted facility to another location and has effected a disaster recovery plan, circumstances, such as those above, may prevent the Fund from being operated in a manner consistent with its investment objective and principal investment strategies.

Risks Related to Legal Form of the Fund

Shareholders Do Not Have the Protections Associated with Ownership of Shares in an Investment Company Registered under the Investment Company Act of 1940 (the “Investment Company Act”) or the Ownership of Interests in a Commodity Pool that is Subject to Regulation under the CEA.

The Fund is not subject to registration or regulation under the Investment Company Act, and although the Sponsor is registered as a commodity pool operator with the CFTC, the Trust and the Fund are not subject to regulation under the CEA. Consequently, shareholders do not have the regulatory protections provided to investors in registered investment companies or commodity pools.

The Class Values per Share of the Shares Will Be Adversely Affected If the Fund Is Required to Indemnify the Trustee or the Sponsor.

Under the Trust Agreement, the Trustee and the Sponsor have the right to be indemnified for any liability or expense incurred with respect to the Trust without the Trustee’s or the Sponsor’s, as applicable, gross negligence, bad faith or willful misconduct. Such indemnification obligation means the Fund may be required to sell assets in order to cover losses or liability suffered by the Sponsor or by the Trustee. Any such sale would reduce the aggregate Class Values of the Fund.

The Trust Agreement Contains Provisions that Explicitly Eliminate Duties, Including Fiduciary Duties, of the Sponsor and Limit Remedies Available to Investors for Actions that Might, Absent Such Provisions, Constitute a Breach of Duty.

The Trust Agreement contains provisions that expressly eliminate duties, including fiduciary duties, of the Sponsor and its affiliates. See “Description of the Shares & Certain Terms of the Trust Agreement—Duties of the Sponsor; Limitation of Sponsor Liability; Indemnification of Sponsor.” The elimination of fiduciary duties under the Trust Agreement is expressly permitted by Delaware law. As a result, investors will only have recourse and be able to seek remedies against the Sponsor if it breaches its obligations under the Trust Agreement, including the implied covenant of good faith and fair dealing. Unless the Sponsor breaches its obligations under the Trust Agreement, investors will not have any recourse against the Sponsor even if the Sponsor were to act in a manner that was inconsistent with traditional fiduciary duties, which fiduciary duties do not apply to the Sponsor under the Trust Agreement. Furthermore, even if there has been a breach of the obligations set forth in the Trust Agreement, the Trust Agreement provides that that the Sponsor and its affiliates or their respective directors, officers, shareholders, partners, members, managers or employees (the “Sponsor Related Parties”) shall have no liability to the Trust or to any shareholder, Authorized Participant or any other Sponsor Related Party for any loss suffered by the Trust that arises out of any action or inaction of such Sponsor Related Party, if such Sponsor Related Party, in good faith, determined that such course of conduct was in the best interest of the Trust and such course of conduct did not constitute gross negligence, bad faith or willful misconduct by such Sponsor Related Party. These provisions are detrimental to investors because they restrict the remedies available to the Trust, the Fund and its shareholders for actions that without such limitations might constitute breaches of duty including fiduciary duties.

The Sponsor will manage the business and affairs of the Trust and the Fund. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust, the Fund and its shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust, the Fund and its shareholders. These potential conflicts include, among others, the following:

•	The Sponsor is allowed to take into account the interests of parties other than, and has no fiduciary duties to, the Trust, the Fund and its shareholders in resolving conflicts of interest;
•	As discussed above, the Sponsor has limited its liability and reduced or eliminated its duties, including fiduciary duties, under the Trust Agreement, which limitations also restrict the remedies available to the Trust, the Fund and shareholders for actions that, without these limitations, might constitute breaches of duty, including fiduciary duties. In addition, the Trust and the Fund have agreed to indemnify the Sponsor and its affiliates to the fullest extent permitted by law, except with respect to conduct involving gross negligence, bad faith or willful misconduct of such party. By investing in the shares, investors will have agreed and consented to the provisions set forth in the Trust Agreement, including the provisions regarding conflicts of interest situations that, in the absence of such provisions, might constitute a breach of fiduciary or other duties under applicable law;
•	The Trust Agreement does not restrict the Sponsor from causing the Trust, on behalf of the Fund, to pay affiliates of the Sponsor for any services rendered, or to enter into additional contractual arrangements with any of these entities;
•	The Sponsor determines which costs incurred by it and its affiliates are reimbursable by the Fund;
•	The Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Fund;
•	The Sponsor controls the enforcement of obligations owed to the Sponsor by the Trust and the Fund; and
•	The Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Fund.

See “Description of the Shares & Certain Terms of the Trust Agreement—The Sponsor” and “—Duties of the Sponsor; Limitation of Sponsor Liability; Indemnification of Sponsor.”

Whenever a potential conflict of interest exists between the Fund or the Trust and the Sponsor and its affiliates, the Sponsor may take any action it deems necessary to resolve such conflict of interest, considering in each case the relative interest of each party (including its own interest) to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. In the absence of bad faith by the Sponsor, the resolution, action or terms so made, taken or provided by the Sponsor shall not constitute a breach of the Trust Agreement or of any duties it may owe to the Fund or the Trust or investors at law, in equity or otherwise.

This differs from conflicts of interest in Delaware corporations, where a conflict resolution by a committee consisting solely of independent directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. If an investor purchases shares in the Fund, the investor will be treated as having consented to the provisions set forth in the Trust Agreement, including provisions regarding the explicit elimination of fiduciary duties of the Sponsor and conflicts of interest situations involving the Sponsor that, in the absence of such provisions, might be considered a breach of fiduciary or other duties under applicable state law. As a result, investors will, as a practical matter, not be able to successfully challenge an informed decision by the Sponsor. See “Description of the Shares & Certain Terms of the Trust Agreement—Duties of the Sponsor; Limitation of Sponsor Liability; Indemnification of Sponsor.”

An Investor May Be Adversely Affected by Lack of Independent Advisers Representing Investors.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Fund. No counsel has been appointed to represent an investor in connection with the offering of the shares. Accordingly, an investor should consult his, her, or its own legal, tax and financial advisers regarding the desirability of an investment in the shares of the Fund. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the shares.

An Investor May Be Adversely Affected by Lack of Regular Shareholder Meetings and Voting Rights.

Under the Trust Agreement, Fund shareholders have no voting rights and the Fund will not have regular shareholder meetings. Shareholders only vote on such matters and at such times as determined by the Sponsor. Accordingly, shareholders do not have the right to authorize actions, elect directors, appoint service providers or take other actions as may be taken by shareholders of trusts or companies where shares carry such rights. Additionally, the Fund may enact splits or reverse splits without shareholder approval and the Fund is not required to pay regular cash dividends, although the Fund may pay distributions in cash at the discretion of the Sponsor. The shareholders’ lack of voting rights gives all control under the Trust Agreement to the Sponsor. The Sponsor may take actions in operation of the Fund that may be adverse to the interest of the Fund’s shareholders. The Sponsor’s operation of the Fund could materially and adversely affect the Fund’s share classes’ Class Values per Share and the secondary market trading price of the Fund’s shares.

The Trust Is an “Emerging Growth Company” and There Can Be No Assurance That the Reduced Disclosure Requirements Applicable to Emerging Growth Companies Will Not Make the Shares Less Attractive to Investors.

The Trust is an “emerging growth company,” as defined in the JOBS Act, and may therefore take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. There can be no assurance that investors will not find the Fund’s shares less attractive due to reliance on these exemptions. If some investors find the Fund’s shares less attractive as a result, there may be a less active trading market for such shares and the price of such shares may be more volatile.

A Court Could Potentially Conclude that the Assets and Liabilities of the Fund Are Not Segregated from Those of Another Series of the Trust and May Thereby Potentially Expose Assets in the Fund to the Liabilities of Another Series of the Trust.

The Fund is a separate series of a Delaware statutory trust and not itself a separate legal entity. Section 3804(a) of the Delaware Statutory Trust Act (the “DSTA”) provides that if certain provisions are included in the formation and governing documents of a statutory trust organized in series, and if separate and distinct records are maintained for each series and the assets associated with that series are held in separate and distinct accounts (directly or indirectly, including through a nominee or otherwise) and accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof, and none of the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the statutory trust generally or any other series thereof shall be enforceable against the assets of such series. The Sponsor is not aware of any court case that has interpreted Section 3804(a) of the DSTA or provided any guidance as to what is required for compliance. The Sponsor maintains separate and distinct records and accounts for each series and accounts for them separately, but it is possible a court could conclude that the methods used did not satisfy Section 3804(a) of the DSTA and thus potentially expose assets of the Fund to the liabilities of another series of the Trust.

Investors May Be Subject to Tax on Distributions from the Fund Without Having Received a Distribution of Cash.

The Fund intends to treat Regular and Special Distributions of shares to an investor as distributions of property to such investor for U.S. federal income tax purposes. Such distributions will be treated as taxable dividends for U.S. federal income tax purposes to the extent of the Fund’s current and accumulated earnings and profits. Accordingly, an investor may be subject to tax on a distribution of shares from the Fund notwithstanding the fact that such investor may not receive a distribution of cash sufficient to pay such tax. See “U.S. Federal Income Tax Considerations” for a discussion of the material U.S. federal income tax considerations applicable to an investment in the shares of the Fund.

An Investor’s Ownership of Up and Down Shares in the Fund Likely Would Constitute a “Straddle” for U.S. Federal Income Tax Purposes.

Although not entirely clear under applicable law, an investor that holds pairs of Up Shares and Down Shares in the Fund likely would be subject to the Internal Revenue Code’s (the “Code”) “straddle” rules, which would affect such investor’s (i) ability to recognize losses on a disposition of such shares, (ii) holding period in such shares and (iii) ability to deduct certain interest and other expenses allocable to the acquisition or ownership of such shares. See “U.S. Federal Income Tax Considerations” for a discussion of the material U.S. federal income tax considerations applicable to an investment in the shares of the Fund.

Risk Related to Changes in Financial Regulatory Regime

Regulatory Changes or Actions, Including the Implementation of New Legislation, May Alter the Operations and Profitability of the Fund.

While the Fund does not hold any financial instruments that are directly regulated under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related regulations, there could be broader market effects that impact the performance of the shares.

For example, the futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the SEC, CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of swaps, forwards and futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the markets is impossible to predict, but could be substantial and adverse.

In particular, the Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act will make sweeping changes to the way in which the U.S. financial system is supervised and regulated. Title VII of the Dodd-Frank Act sets forth a new legislative framework for over-the-counter (“OTC”) derivatives, including certain financial instruments, such as swaps. Title VII of the Dodd-Frank Act makes broad changes to the OTC derivatives market, grants significant new authority to the SEC and the CFTC to regulate OTC derivatives and market participants, and will require clearing and exchange trading of many OTC derivatives transactions.

Provisions in the Dodd-Frank Act include the requirement that position limits on commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the Dodd-Frank Act and applicable regulations; and the forced use of clearinghouse mechanisms for many OTC derivative transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in OTC contracts.

The CFTC, the SEC and other federal regulators have been tasked with developing the rules and regulations enacting the provisions of the Dodd-Frank Act. While certain regulations have been promulgated and are already in effect, it is not possible at this time to assess the exact nature and full scope of the impact of the Dodd-Frank Act and related regulations on the Fund.

The Dodd-Frank Act and related regulations may impact the levels and the changes in the levels of certain indices including the Underlying Index of the Fund. Additionally, the Dodd-Frank Act and related regulations may impact the manner in which certain market participants (including Authorized Participants) transact in financial instruments generally, including the shares.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

There have been no material administrative, civil or criminal actions against the Sponsor, the Trust or any of the Funds. This includes any actions pending, on appeal, concluded, threatened, or otherwise known to them.

Item 4. Mine Safety Disclosure

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quantitative Information on Class Value, Class Value per Share, Closing Trading Prices, Distributions and Share Splits

The following table sets forth the range of reported high and low closing prices of the shares for the VIX Fund’s Up Shares as reported on the NASDAQ for those fiscal quarters in which it operated from the commencement of operations.

Quarter Ended	High	Low
March 31, 2015	N/A	N/A
June 30, 2015	$28.91	$19.02
September 30, 2015	$23.51	$0.50
December 31, 2015	$24.81	$2.00

The following table sets forth the range of reported high and low closing prices of the shares for the VIX Fund’s Down Shares as reported on the NASDAQ for those fiscal quarters in which it operated from the commencement of operations.

Quarter Ended	High	Low
March 31, 2015	N/A	N/A
June 30, 2015	$22.92	$20.75
September 30, 2015	$23.30	$0.69
December 31, 2015	$24.50	$2.22

The daily Class Values and Class Values per Share (as calculated per the Fund’s prospectus) and closing trading prices on the Exchange of the Up Shares and the Down Shares for the three months ended December 31, 2015 were as follows:

			Class Value		Secondary Market
Calendar	Class Value		per Share		Price per Share
Date	UP	DN	UP	DN	Up	Dn

10/1/15	$1,131,470	$1,185,874	$6.47	$6.78	$6.47	$6.75
10/2/15	$1,043,684	$1,273,479	$5.96	$7.28	$5.90	$7.09
10/5/15	$970,185	$1,346,917	$5.54	$7.70	$5.62	$7.57
10/6/15	$961,253	$1,355,789	$5.49	$7.75	$5.50	$7.64
10/7/15	$908,253	$1,408,728	$5.19	$8.05	$5.42	$7.73
10/8/15	$856,280	$1,460,641	$4.89	$8.35	$5.35	$8.13
10/9/15	$833,593	$1,483,147	$4.76	$8.48	$5.19	$8.20
10/12/15	$785,209	$1,531,471	$4.49	$8.75	$4.74	$8.47
10/13/15	$860,319	$1,456,301	$4.92	$8.32	$5.50	$7.64
10/14/15	$877,011	$1,439,548	$5.01	$8.23	$5.05	$8.29
10/15/15	$773,796	$1,542,703	$4.42	$8.82	$4.47	$8.75
10/16/15	$722,062	$825,350	$2.06	$2.36	$2.08	$2.29
10/19/15	$1,025,013	$1,185,517	$2.05	$2.37	$2.00	$2.29
10/20/15	$1,076,342	$1,134,131	$2.15	$2.27	$2.13	$2.25
10/21/15	$1,140,061	$1,070,354	$2.28	$2.14	$2.17	$2.22
10/22/15	$983,468	$1,226,891	$1.97	$2.45	$2.15	$2.25
10/23/15	$979,107	$1,231,079	$19.58	$24.62	$19.82	$24.50
10/26/15	$1,034,567	$1,175,561	$20.69	$23.51	$20.24	$23.78
10/27/15	$1,042,521	$1,167,549	$20.85	$23.35	$20.45	$23.99
10/28/15	$965,105	$1,244,908	$19.30	$24.90	$19.92	$24.19
10/29/15	$982,699	$1,227,256	$19.65	$24.55	$20.67	$23.59
10/30/15	$1,513,980	$1,800,695	$20.19	$24.01	$20.57	$23.50
11/2/15	$1,888,593	$2,530,858	$18.89	$25.31	$20.32	$23.61
11/3/15	$1,938,929	$2,480,406	$19.39	$24.80	$20.25	$24.10
11/4/15	$2,069,128	$2,350,093	$20.69	$23.50	$21.19	$23.34
11/5/15	$2,002,419	$2,416,686	$20.02	$24.17	$21.23	$23.59
11/6/15	$1,893,178	$2,525,583	$18.93	$25.26	$20.17	$23.65
11/9/15	$2,191,365	$2,227,280	$21.91	$22.27	$21.42	$22.54
11/10/15	$2,018,628	$2,399,902	$20.19	$24.00	$21.05	$23.26
11/11/15	$2,121,286	$2,297,130	$21.21	$22.97	$21.31	$23.17
11/12/15	$2,435,990	$1,982,310	$24.36	$19.82	$22.99	$21.44
11/13/15	$2,661,313	$1,756,642	$26.61	$17.57	$24.81	$19.46
11/16/15	$4,188,721	$3,542,499	$23.94	$20.24	$23.60	$20.89
11/17/15	$3,669,707	$3,415,090	$20.97	$19.51	$19.94	$20.60
11/18/15	$3,276,161	$3,808,452	$18.72	$21.76	$19.04	$21.65
11/19/15	$3,298,069	$3,786,360	$18.85	$21.64	$19.69	$20.95
11/20/15	$2,985,406	$4,098,470	$17.06	$23.42	$18.72	$21.26
11/23/15	$3,009,271	$4,074,420	$17.20	$23.28	$18.25	$22.24
11/24/15	$3,064,344	$4,019,163	$17.51	$22.97	$18.36	$21.91
11/25/15	$2,909,226	$4,173,912	$16.62	$23.85	$17.90	$22.40
11/27/15	$2,879,406	$4,203,179	$16.45	$24.02	$17.99	$22.00
11/30/15	$3,071,013	$4,011,388	$17.55	$22.92	$18.15	$22.19
12/1/15	$2,780,856	$4,301,361	$15.89	$24.58	$17.29	$22.81
12/2/15	$3,017,325	$4,064,707	$17.24	$23.23	$17.62	$22.76
12/3/15	$3,441,030	$3,640,817	$19.66	$20.80	$19.20	$21.71
12/4/15	$2,781,177	$4,300,117	$15.89	$24.57	$17.40	$23.05
12/7/15	$2,976,687	$4,104,423	$17.01	$23.45	$18.10	$22.83
12/8/15	$3,314,574	$3,766,352	$18.94	$21.52	$18.20	$22.10
12/9/15	$3,701,214	$3,379,528	$21.15	$19.31	$19.26	$21.21
12/10/15	$3,643,142	$3,437,415	$20.82	$19.64	$19.76	$20.88
12/11/15	$4,611,891	$2,468,113	$26.35	$14.10	$23.75	$17.00
12/14/15	$4,282,685	$2,797,135	$24.47	$15.98	$23.00	$17.21
12/15/15	$3,930,082	$3,149,554	$22.46	$18.00	$21.80	$19.00
12/16/15	$2,680,120	$3,618,803	$15.31	$20.68	$15.52	$20.49
12/17/15	$2,837,712	$3,461,047	$16.22	$19.78	$16.50	$20.14
12/18/15	$3,087,946	$3,210,322	$17.65	$18.34	$16.98	$19.23
12/21/15	$2,782,424	$3,515,679	$15.90	$20.09	$16.80	$18.99
12/22/15	$2,461,875	$3,836,065	$14.07	$21.92	$16.30	$19.34
12/23/15	$2,302,217	$3,995,558	$13.16	$22.83	$15.80	$20.62
12/24/15	$2,308,638	$3,988,482	$13.19	$22.79	$15.80	$20.55
12/28/15	$2,479,772	$3,817,184	$14.17	$21.81	$16.09	$20.40
12/29/15	$2,350,186	$3,946,607	$13.43	$22.55	$15.50	$20.25
12/30/15	$2,527,333	$3,769,296	$14.44	$21.54	$15.50	$20.00
12/31/15	$2,646,499	$3,649,474	$15.12	$20.85	$16.40	$20.00

Although the Fund is not required to pay cash dividends, during the three months ended December 31, 2015, the Fund paid Regular, Special, and Corrective Distributions. The Fund also had a Reverse Stock Split. The payment date of these distributions and reverse split were as follows:

Payment	Payment	Per Share		Cash Distribution		Share Distribution
Date	Type	Up	Down	Up	Down	Up	Down
10/22/15	Regular	$0.000000	$4.393751	$0	$697,983	0	0
11/22/15	Regular	$3.692696	$0.000000	$646,221	$0	0	0
12/22/15	Regular	$4.460163	$0.000000	$0	$780,529	0	0
10/22/15	Corrective	1 Down Share	1 Up Share	$0	$0	875,000	875,000

Use of Proceeds

All proceeds received by the Fund from the creation of its Creation Units, including the initial Creation Units (which are described on the front page of this prospectus), will be used by the Investment Advisor to acquire for the Fund’s account only specified, Eligible Assets. Eligible Assets are only:

  Cash;
  Eligible Treasuries; and
  Eligible repos.

The Fund will maintain its Eligible Assets in a separate custody account maintained by the Fund’s custodian that will be segregated from the assets of any other series of the Trust, the custodian or any other customer of the custodian. Eligible Assets will only be:

(1) held by the Fund;

(2) sold, as needed, to pay Authorized Participants in connection with the redemption of Creation Units;

(3) sold, as needed, to pay cash distributions, if any, including Net Income Distributions and any Fund liquidation distribution, owed to the Fund’s shareholders; or

(4) sold, as needed, to pay the Fund’s Management Fee and other Fund fees, expenses and taxes not assumed by the Sponsor.

The Fund offers the Up Shares and the Down Shares on a continuous basis pursuant to the Trust’s registration statement on Form S-1 (No. 333-194666) (the “Registration Statement”), declared effective by the Securities and Exchange Commission on May 13, 2015. $200 million in maximum aggregate offering price of the Up Shares and $200 million in maximum aggregate offering price of the Down Shares were registered pursuant to the Registration Statement, of which 1,450,000 Up Shares and 1,450,000 Down Shares had been issued as of December 31, 2015 for aggregate offering prices of approximately $18,409,000 and $16,058,000, respectively. All expenses incurred in connection with the issuance and distribution of the Up Shares and Down Shares were paid by the Sponsor. Consequently the Fund had received approximately $23,142,000 in net proceeds from the offering as of December 31, 2015. After payment of the Management Fee and distributions, the remaining $6,296,464 in offering proceeds were held as cash by the Fund as of December 31, 2015.

During the three months ended December 31, 2015, Authorized Participants purchased 275,000 Up Shares and 275,000 Down Shares as a part of Creation Unit purchases from the Fund. No redemptions by Authorized Participants took place during the quarter.

Neither Sponsor, the Trust or nor the Fund purchase shares directly from shareholders other than Authorized Participants; however, the information below details for the current period, October 1 to December 31, 2015, by month and for the year ended December 31, 2015, the share purchases in connection with the redemption of baskets by Authorized Participants.

Period	Class	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2015 – 10/31/2015	Up Shares	0	N/A	N/A	N/A
	Down Shares	0	N/A	N/A	N/A
11/1/2015 – 11/30/2015	Up Shares	0	N/A	N/A	N/A
	Down Shares	0	N/A	N/A	N/A
12/1/2015 – 12/31/2015	Up Shares	0	N/A	N/A	N/A
	Down Shares	0	N/A	N/A	N/A
Total	Up Shares	0	N/A	N/A	N/A
	Down Shares	0	N/A	N/A	N/A
1/1/2015 – 12/31/2015	Up Shares	300,020	$12.30	N/A	N/A
	Down Shares	300,020	$11.47	N/A	N/A

Item 6. Selected Financial Data

The following are the quarterly results of operations for the year ended December 31, 2015. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Investment income	$-	$-	$-	$-
Total expenses	11,795	24,282	19,718	-
Net investment income (loss)	(11,795)	(24,282)	(19,718)	-
Net increase (decrease) in net assets resulting from operations	$(11,795)	$(24,282)	$(19,718)	$-
Per share data Up Shares
Net investment income (loss) per share (basic and diluted)	$(0.05)	$(0.51)	$(0.65)	$-
Earnings per share (basic and diluted)	$(0.05)	$(0.51)	$(0.65)	$-
Average shares outstanding	117,989	24,043	15,256	-
Per share data Down Shares
Net investment income (loss) per share (basic and diluted)	$(0.05)	$(0.50)	$(0.65)	$-
Earnings per share (basic and diluted)	$(0.05)	$(0.50)	$(0.65)	$-
Average shares outstanding	117,989	24,043	15,256	-

The sum of quarterly per share amounts may not equal per share amounts reported for the year ended December 31, 2015. This is due to share adjustments to reflect corrective distributions and reverse stock splits which affect average shares outstanding and the effects of rounding for each period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations.

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Form 10-K. The discussion and analysis that follows may contain forward-looking statements with respect to the financial conditions, operations, future performance and business of the AccuShares Spot CBOE VIX Fund (the “VIX Fund”) or AccuShares Trust I (formerly known as AccuShares Commodities Trust I) (the “Trust”). These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses AccuShares Investment Management, LLC, as sponsor of the Trust (the “Sponsor”) has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

The other two types of distributions are not expected to regularly occur and are mechanisms intended to protect the interests of investors by providing them with the expected value of their shares upon specified events. Thus, the third type of distribution (“Special Distribution”) occurs when the level or value of the VIX Fund’s Underlying Index, as measured at the close, changes by more than 75% since the prior Distribution Date but before the next Regular Distribution Date. The fourth type of distribution (“Corrective Distribution”) occurs only if the trading prices of the shares of the VIX Fund on the Exchange deviate from their Class Value per Share by ten percent or more over three consecutive business days. The VIX Fund began measuring for Corrective Distributions effective July 16, 2015.

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

Underlying Index Tracking

The charts provided below show the daily Class Values per Share of the Up Shares and the Down Shares as compared to their respective daily closing trading prices on the Exchange for the three months ended December 31, 2015. The Up Shares and the Down Shares each experienced deviations between their respective closing trading prices during the reporting period.

VXUP NAV vs Market Value
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$-
10/1/2015
10/8/2015
10/15/2015
10/22/2015
10/29/2015
11/5/2015
11/12/2015
11/19/2015
11/26/2015
12/3/2015
12/10/2015
12/17/2015
12/24/2015
12/31/2015
VXUP NAV
VXUP Market Value

VXDN NAV vs Market Value
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$-
10/1/2015
10/8/2015
10/15/2015
10/22/2015
10/29/2015
11/5/2015
11/12/2015
11/19/2015
11/26/2015
12/3/2015
12/10/2015
12/17/2015
12/24/2015
12/31/2015
VXDN NAV
VXDN Market Value

VIX Fund NAV vs Market Value
$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$-
10/1/2015
10/8/2015
10/15/2015
10/22/2015
10/29/2015
11/5/2015
11/12/2015
11/19/2015
11/26/2015
12/3/2015
12/10/2015
12/17/2015
12/24/2015
12/31/2015
VIX NAV
VIX Market

Results of Operations for the Twelve Months Ended December 31, 2015

The VIX Fund commenced operations on May 19, 2015. The Sponsor, acting as initial purchaser of the VIX Fund, purchased 100,000 Up Shares and 100,000 Down Shares upon commencement of the VIX Fund’s operations for $25 per share.

For the twelve months ended December 31, 2015, the VIX Fund had issued 1,450,000 Up Shares and 1,450,000 Down Shares with aggregate Class Value of approximately $34,468,000.

For the twelve month period ended December 31, 2015 the VIX Fund earned no investment income due to the VIX Fund only holding cash during the period. Consequently, payment by the VIX Fund of Management Fees resulted in a loss of approximately $56,000 resulting in negative Net Investment Income. In the future, the VIX Fund may invest in Eligible Treasuries or Eligible Repos but the VIX Fund does not anticipate generating any material net investment income in the foreseeable future.

As of December 31, 2015, the VIX Fund had management fees payable to the Trust’s Sponsor (“Management Fees”) of approximately $5,400. The VIX Fund had not accrued any taxes as of December 31, 2015.

As of December 31, 2015, the Trust had assets of approximately $6,296,000. The assets were increased by approximately $34,466,000 due to share creations and reduced by approximately $11,324,000 in share redemptions. The VIX Fund’s assets were also reduced by approximately $16,791,000 due to cash Regular Distributions and approximately $56,000 due to management fees.

On December 31, 2015, the Up Shares closed at a trading price of $16.40 per share which is a 8.5% premium to their Class Value per Share of $15.12 and the Down Shares closed at a trading price of $20.00 per share which is a 4.1% discount to their Class Value per Share of $20.85. The Sponsor is uncertain as to the reasons behind these premium and discount trading prices. Premiums and/or discount trading prices may continue to occur.

Cumulative Performance as of December 31, 2015
Up Class Shares (VXUP)	1-Month	3-Month	6-Month	Since Inception*
NAV	13.46%	-31.38%	-24.62%	8.67% Ŧ
Price	15.08%	-21.52%	-10.19%	6.62%

VIX Index	12.90%	-25.67%	-0.11%	41.71%

Down Class Shares (VXDN)	1-Month	3-Month	6-Month	Since Inception*
NAV	-9.03%	27.47%	-31.30%	-52.10% Ŧ
Price	-9.87%	17.99%	-64.08%	-69.83%
* Inception Date: May 19, 2015

Ŧ NAV Performance calculated based on the Fund prospectus.

Liquidity & Capital Resources

The Trust and the VIX Fund are not aware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the VIX Fund’s liquidity increasing or decreasing in any material way.

The VIX Fund does not anticipate making use of borrowings or other lines of credit to meet their obligations. The VIX Fund meets its liquidity needs in the normal course of business from the cash, cash equivalents and/or the Eligible Treasuries and Eligible Repos that it holds. The VIX Funds’ liquidity need include redeeming their shares and paying expenses. In exchange for the Management Fee, the Sponsor has agreed to assume most of the expenses incurred by the VIX Fund. As a result, the only ordinary expense of the VIX Fund during the period covered by this report was the Management Fee.

The VIX Fund generates cash primarily from (i) the sale of Creation Units and (ii) interest earned on cash, cash equivalents and their investments in Eligible Treasuries and Eligible Repos. Generally, all of the net assets of the VIX Fund are allocated to cash, cash equivalents and/or the Eligible Treasuries and Eligible Repos. Interest earned on interest-bearing assets of the VIX Fund are paid to the VIX Fund.

Contractual Fees and Compensation Arrangements with the Sponsor and Third-Party Service Providers

Service Provider	Compensation Paid by the Fund
AccuShares Investment Management, LLC (the Sponsor)	0.95% of its average daily Class Value

The Sponsor has contractually agreed to pay all of the routine operational, administrative, and other ordinary expenses of the Fund, including, but not limited to, the fees and expenses of the trustee, the custodian, the administrator, the transfer agent, and any other service providers of the Funds, and legal and accounting fees and expenses, filing fees, and printing, mailing and duplication costs. As a result, the Fund has no other regular contractual fees.

Off-Balance Sheet Arrangements

The VIX Fund has no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements for a list of the financial statements being filed herein.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with EY on any matters or accounting principles or practices, financial statement disclosure or auditing scope and procedures for the year-ended December 31, 2015.

Item 9A. Controls and Procedures

The Sponsor maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports by the Trust and its Funds under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure. The Trust does not have a separate audit committee or audit committee financial expert.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors, officers or employees and is managed by the Sponsor, AccuShares Investment Management LLC. The Sponsor is managed by the officers of the Sponsor.

Management of the Sponsor

Jack Fonss

Jack Fonss is the President and Chief Executive Officer of the Sponsor, and he has worked for the Sponsor and its predecessors and affiliates since 2011. Mr. Fonss has also been a principal of AccuShares Holdings LLC, the Sponsor’s parent company, since June 2013. From 2009 to 2011, Mr. Fonss was a Managing Director at UBS Securities LLC in Stamford, Connecticut where Mr. Fonss ran U.S. equity derivatives structuring for corporate and institutional clients. Mr. Fonss held a similar role at Deutsche Bank Securities Inc., where he worked from 2000 to 2009. Mr. Fonss was a Director and Vice President in the Derivatives group at Credit Suisse First Boston, Inc. and Credit Suisse Financial Products LLC from 1994 to 2000. Mr. Fonss has an A.B. in Economics from Princeton University and a master’s degree in Management (M.P.P.M.) from the Yale School of Management.

Robert Rokose

Robert Rokose serves as Chief Financial Officer and Treasurer and is responsible for all financial accounting and reporting for the Fund and Sponsor entities. Mr. Rokose has worked for the Sponsor since June 2014. From June 2013 to June 2014, Mr. Rokose was the Chief Financial Officer of J.P. Morgan Asset Management U.S. Funds, where he led all financial reporting and analysis for the U.S. Funds Business and was a member of the U.S. Funds Management Operating Committee. During the period of July 2012 to June 2013, Mr. Rokose acted as a consultant. Mr. Rokose acted as a Managing Director with PIMCO/Allianz Global Asset Managers from May 2000 to June 2012. Prior to May 2000, Mr. Rokose acted as Assistant Controller at publically held Lexington Global Asset Managers and prior to Lexington Mr. Rokose held positions in both external and internal auditing. Mr. Rokose holds a Master’s of Business Administration from the University of Connecticut, is a Certified Public Accountant and holds his FINRA Series 7, 24 and 27 licenses.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act requires directors and executive officers of the Sponsor and persons who are beneficial owners of at least 10% a Fund’s Shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within ten calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Fund’s Shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within two business days of a subsequent acquisition or disposition of Shares of a Fund.  For the year ended December 31, 2015, to the best knowledge of the Sponsor, all such filings have been made within these prescribed timeframes.

CODE OF ETHICS

The Sponsor has adopted a code of ethics, which is designed to prevent officers, directors, and employees of the Sponsor from engaging in insider trading, or engaging in deceptive, manipulative, or fraudulent activities in connection with the shares of the Funds or any security, commodity, or instrument that is included in a Fund’s Underlying Index. The code of ethics permits officers, directors and employees of the Sponsor to invest in such securities and commodities, subject to certain restrictions and pre-approval requirements. In addition, the code of ethics requires that each officer, director or employee of the Sponsor report its personal securities transactions and holdings to its chief compliance officer, which are reviewed for compliance with the code of ethics.

CONFLICT OF INTEREST

Other than the code of ethics described above, the Sponsor has not established formal procedures to resolve potential conflicts of interest. Consequently, investors may be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. The Sponsor does not expect that material conflicts of interest will arise in the operation of the Funds, which operates independently of the other series of the Trust.

Item 11. Executive Compensation

The Trust does not directly compensate any of the executive officers of the Sponsor, although it does pay the Management Fee to the Sponsor. The executive officers of the Sponsor are compensated by the Sponsor for the work they perform on behalf of the Trust. The Trust does not set the amount or form of any portion of, the compensation paid to the executive officers by the Sponsor.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a. Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of December 31, 2015, information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust. The information is based upon position reports from The Depository Trust Company.

Class of Shares	Name	Number of	Percent of Class
VXUP	Wedbush Securities Inc.	100,380	57.4%
VXUP	J.P. Morgan Clearing Corp.	25,458	14.5%
VXUP	Merrill Lynch	13,952	8.0%

Class of Shares	Name	Number of	Percent of Class
VXDN	J.P. Morgan Clearing Corp.	121,059	69.2%
VXDN	Wedbush Securities Inc.	23,322	13.3%
VXDN	Merrill Lynch	13,931	8.0%

b.	Security Ownership of Management (as of December 31, 2015).

None.

c.	Change in Control.

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in the control of the Trust.

Item 13. Certain Relationship and Related Transactions, and Director Independence

Neither the Trust or the Fund entered into any transaction in excess of $120,000 in which any related person had a direct or indirect material interest and the Trust and the Fund do not propose to enter into any such transaction. For the purposes of this calculation, the payment of the Management Fee to the Sponsor is not considered a related party transaction.

Pursuant to the Trust Agreement, Each class of the Fund pays the Sponsor the Management Fee, monthly in arrears, in an amount equal to 0.95% of its average daily Class Value, calculated on the basis of a 365 day year. No other fee is paid by the Fund. The Management Fee is paid in consideration of the Sponsor’s management and administrative services and the other services provided to the Fund for which the Sponsor pays directly.

Item 14. Principal Accountant Fees and Services

Fees paid by the Trust for services performed by Ernst and Young for the year ended December 31, 2015 and December 31, 2014 were:

	December 31, 2015	December 31, 2014
Audit fees	$135,000	$65,000

Tax fees	18,900	0

	$153,900	$65,000

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K

Exhibit No.	Description
4.1(a)	Second Amended and Restated Trust Agreement (“Trust Agreement”) (1)
4.1(b)	Amendment to the Trust Agreement dated June 5, 2015 (2)
4.1(c)	Amendment to the Trust Agreement dated September 29, 2015 (3)
4.2	Form of Authorized Participant Agreement (4)
4.3	Form of Global Certificate for Up Shares (attached as Exhibit A to the Trust Agreement)
4.4	Form of Global Certificate for Down Shares (attached as Exhibit B to the Trust Agreement)
4.5	Sponsor Agreement (1)
10.1	Domestic Custodian Agreement (1)
10.2	Administration Agreement (1)
10.3	Depository Agreement (1)
10.4	Transfer Agency and Service Agreement (1)
10.5	Non-Custody Investment Advisory Agreement (1)
10.6	Index Sublicense Agreement (1)
10.7	ETF Licensing Agreement by and between AccuShares Investment Management, LLC and S&P Opco, LLC†

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

(1) Incorporated by reference to the Exhibit identified with the same number and filed with Pre-Effective Amendment No. 1 to the registration statement of the Trust filed with the Securities and Exchange Commission on July 17, 2014 (File No. 333-194666).

(2) Incorporated by reference to the Exhibit identified as Exhibit 4.1 and filed with the Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2015 (File No. 001-36890).

(3) Incorporated by reference to the Exhibit identified with the same number and filed with Pre-Effective Amendment No. 1 to the registration statement of the Trust filed with the Securities and Exchange Commission on September 29, 2015 (File No. 333-204416).

(4) Incorporated by reference to the Exhibit identified with the same number and filed with Pre-Effective Amendment No. 2 to the registration statement of the Trust filed with the Securities and Exchange Commission on March 16, 2015 (File No. 333-194666).

† Portions of this Exhibit were omitted and have been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended (as well as Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCUSHARES INVESTMENT MANAGEMENT, LLC Sponsor of AccuShares Trust I (formerly known as AccuShares Commodities Trust I)

Date: March 9, 2016	/s/ Jack Fonss
Jack Fonss
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 9, 2016	/s/ Robert Rokose
Robert Rokose
Vice President, Chief Financial Officer, Treasurer, and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

AccuShares Trust I

Financial Statements As Of December 31, 2015

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	50
Statements of Assets and Liabilities of AccuShares Spot CBOE VIX Fund as of December 31, 2015 and 2014	51

Statements of Operations of AccuShares Spot CBOE VIX Fund for the Twelve Months Ended December 31, 2015 and for the Period Ended December 31, 2014	52

Statements of Changes in Net Assets of AccuShares Spot CBOE VIX Fund for the Twelve Months Ended December 31, 2015 and for the Period Ended December 31, 2014	53

Statements of Cash Flows of AccuShares Spot CBOE VIX Fund for the Twelve Months Ended December 31, 2015 and for the Period Ended December 31, 2014	54

Financial Highlights for the Year Ended December 31, 2015 Up Shares	55

Financial Highlights for the Year Ended December 31, 2015 Down Shares	56

Consolidating Statements of Assets and Liabilities of AccuShares Trust I as of December 31, 2015 and December 31, 2014	57

Consolidating Statements of Operations of AccuShares Trust I for the Twelve Months Ended December 31, 2015 and for the Period Ended December 31, 2014	59

Consolidating Statements of Changes in Net Assets of AccuShares Trust I for the Twelve Months Ended December 31, 2015 and for the Period Ended December 31, 2014	61

Consolidating Statements of Cash Flows of AccuShares Trust I for the Twelve Months Ended December 31, 2015 and for the Period Ended December 31, 2014	63

Notes to Financial Statements December 31, 2015	65

Report of Independent Registered Public Accounting Firm

The Sponsor of

AccuShares Trust I and the

Shareholders of AccuShares Spot CBOE VIX Fund

We have audited the accompanying statements of assets and liabilities of AccuShares Spot CBOE VIX Fund (a Series of AccuShares Trust I) (the “Fund”) and the consolidating statements of assets and liabilities of AccuShares Trust I (the “Trust”) (comprising, AccuShares S&P GSCI Spot Fund, AccuShares S&P GSCI Agriculture and Livestock Spot Fund, AccuShares S&P GSCI Industrial Metals Spot Fund, AccuShares S&P GSCI Crude Oil Excess Return Fund, AccuShares S&P GSCI Brent Oil Spot Fund, AccuShares S&P GSCI Natural Gas Spot Fund, AccuShares Spot CBOE VIX Fund and AccuShares S&P 500 VIX Front-Month Futures Index Fund) as of December 31, 2015 and 2014 and the related statements of operations, changes in net assets and cash flows and financial highlights of the Fund and the related consolidating statements of operations, changes in net assets and cash flows of the Trust for the year ended December 31, 2015 and for the period from June 17, 2014 (inception date) to December 31, 2014 and the related notes to the financial statements. These financial statements and the financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Trust’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above presents fairly, in all material respects, the financial position of AccuShares Spot CBOE VIX Fund and each of the respective portfolios constituting AccuShares Trust I at December 31, 2015 and 2014, and the results of their operations, changes in their net assets and their cash flows for the year ended December 31, 2015 and for the period from June 17, 2014 (inception date) to December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

March 9, 2016

AccuShares Spot CBOE VIX Fund

Statements of Assets and Liabilities
	December 31, 2015	December 31, 2014
Assets:
Cash	$6,301,872	$1,000
Total assets	$6,301,872	$1,000

Liabilities:
Management fees payable	$5,408	$—
Total liabilities	5,408	—

Net assets:
Paid-in capital	$6,352,259	$1,000
Accumulated deficit	(55,795)	—
Total net assets	6,296,464	1,000
Total liabilities and net assets	$6,301,872	$1,000
Up Shares:
Net assets	$2,660,871	$500
Shares outstanding^	175,000.00	0.80
Net asset value per share^	$15.20	$625.00

Down Shares:
Net assets	$3,635,593	$500
Shares outstanding^	175,000.00	0.80
Net asset value per share^	$20.77	$625.00

^	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund Statements of Operations
	For the Year Ended December 31, 2015 (1)	For the Period Ended December 31, 2014 (2)

Expenses:
Management fees:
Up Shares	$27,578	$—
Down Shares	28,217	—
Total expenses	55,795	—
Net investment income (loss)	(55,795)	—

Net increase (decrease) in net assets resulting from operations	$(55,795)	$—

Per share data Up Shares:^
Earnings per share (basic and diluted):	$(0.46)	$—
Net investment loss per share (basic and diluted):	$(0.46)	$—
Average shares outstanding:	60,454.00	0.80

Per share data Down Shares:^
Earnings per share (basic and diluted):	$(0.47)	$—
Net investment loss per share (basic and diluted):	$(0.47)	$—
Average shares outstanding:	60,454.00	0.80

(1)	Commenced operations on May 19, 2015.
(2)	For the period from June 17, 2014 (Inception) to December 31, 2014.
^	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Statements of Changes in Net Assets

	For the Year Ended December 31, 2015 (1)	For the Period Ended December 31, 2014 (2)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$(55,795)	$—
Net increase (decrease) in net assets resulting from operations	(55,795)	—

Distributions to shareholders from:
Return of capital:
Up Shares	(11,105,154)	—
Down Shares	(5,685,618)	—
Total distributions to shareholders	(16,790,772)	—

Capital transactions:
Issuance of common stock:
Up Shares	18,408,912	500
Down Shares	16,057,548	500
Redemption of common stock:
Up Shares	(8,710,975)	—
Down Shares	(2,613,454)	—
Net increase (decrease) in net assets resulting from capital transactions	23,142,031	1,000
Total increase in net assets	6,295,464	1,000
Net assets at beginning of period	1,000	—
Net assets at end of period	$6,296,464	$1,000

Changes in Shares:^
Up Shares:
Issuance of common stock	187,000.00	0.80
Redemption of common stock	(12,000.80)	—
Net change in shares	174,999.20	0.80
Distributions declared per share:	$921.18	$—

Down Shares:
Issuance of common stock	187,000.00	0.80
Redemption of common stock	(12,000.80)	—
Net change in shares	174,999.20	0.80
Distributions declared per share:	$290.07	$—

(1)	Commenced operations on May 19, 2015.
(2)	For the period from June 17, 2014 (Inception) to December 31, 2014.
^	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Statements of Cash Flows

	For the Year Ended December 31, 2015 (1)	For the Period Ended December 31, 2014 (2)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(55,795)	$—

Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:

Increase in operating assets and liabilities:
Increase in management fees payable	5,408	—
Net cash used in operating activities	(50,387)	—

Cash flows from financing activities
Issuance of common stock	34,466,460	1,000
Redemption of common stock	(11,324,429)	—
Distributions paid	(16,790,772)	—
Net cash provided by financing activities	6,351,259	1,000
Net increase in cash	6,300,872	1,000
Cash, beginning of period	1,000	—
Cash, end of period	$6,301,872	$1,000

(1)	Commenced operations on May 19, 2015.
(2)	For the period from June 17, 2014 (Inception) to December 31, 2014.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Financial Highlights

Up Shares

For the Year Ended December 31, 2015*
Per Share Data:(1)
Net asset value, beginning of period	$625.00
Net investment income (loss)(2)	(0.46)
Net asset value after investment operations	624.54
Allocation between share classes	311.84

Distributions per share declared from:
Return of capital	(921.18)
Total distributions declared	(921.18)

Net asset value, end of period	$15.20
Closing trading price, end of period	$15.85
Shares outstanding, end of period	175,000
Total return at net asset value(3)(4)	9.24%
Total return at market value(3)(4)	6.62%

Ratios/supplemental data:
Net assets, end of period	$2,660,871
Ratio of total expenses to average net assets(5)	0.95%
Ratio of net investment income to average net assets(5)	(0.95)%

*	Commenced operations on May 19, 2015.
(1)	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.
(2)	Per share amounts based on average shares outstanding during the period.
(3)	Not annualized.
(4)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions, if any, reinvested.
(5)	Annualized.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Financial Highlights

Down Shares

For the Year Ended December 31, 2015*
Per Share Data:(1)
Net asset value, beginning of period	$625.00
Net investment income (loss)(2)	(0.47)
Net asset value after investment operations	624.53
Allocation between share classes	(313.69)

Distributions declared from:
Return of capital	(290.07)
Total distributions declared	(290.07)

Net asset value, end of period	$20.77
Closing trading price, end of period	$20.00
Shares outstanding, end of period	175,000
Total return at net asset value(3)(4)	(52.20)%
Total return at market value(3)(4)	(69.83)%

Ratios/supplemental data:
Net assets, end of period	$3,635,593
Ratio of total expenses to average net assets(5)	0.95%
Ratio of net investment income to average net assets(5)	(0.95)%

*	Commenced operations on May 19, 2015.
(1)	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.
(2)	Per share amounts based on average shares outstanding during the period.
(3)	Not annualized.
(4)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions, if any, reinvested.
(5)	Annualized.

The accompanying notes are an integral part of these financial statements.

AccuShares Trust I *

Consolidating Statements of Assets & Liabilities

	December 31, 2015
	Accushares S&P 500 VIX Front-Month Futures Index Fund	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Assets:
Cash	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$6,301,872	$6,308,872
Total assets	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$6,301,872	$6,308,872

Liabilities:
Management fees payable	$-	$-	$-	$-	$-	$-	$-	$5,408	$5,408
Total liabilities	-	-	-	-	-	-	-	5,408	5,408

Net assets:
Paid-in capital	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$6,352,259	$6,359,259
Accumulated deficit	-	-	-	-	-	-	-	(55,795)	(55,795)
Total net assets	1,000	1,000	1,000	1,000	1,000	1,000	1,000	6,296,464	6,303,464
Total liabilities and net assets	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$6,301,872	$6,308,872

Up Shares:
Net assets	$500	$500	$500	$500	$500	$500	$500	$2,660,871	N/A
Shares outstanding^	20.00	20.00	20.00	20.00	20.00	20.00	20.00	175,000.00	N/A
Net asset value per share^	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$15.20	N/A

Down Shares:
Net assets	$500	$500	$500	$500	$500	$500	$500	$3,635,593	N/A
Shares outstanding^	20.00	20.00	20.00	20.00	20.00	20.00	20.00	175,000.00	N/A
Net asset value per share^	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$20.77	N/A

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

AccuShares Trust I *

Consolidating Statements of Operations

	For the Year Ended December 31, 2015 (1)
	Accushares S&P 500 VIX Front-Month Futures Index Fund (2)	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Expenses:
Management fees:
Up Shares	$-	$-	$-	$-	$-	$-	$-	$27,578	$27,578
Down Shares	-	-	-	-	-	-	-	28,217	28,217
Total expenses	$-	$-	$-	$-	$-	$-	$-	$55,795	$55,795
Net investment income (loss)	$-	$-	$-	$-	$-	$-	$-	$(55,795)	$(55,795)

Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$-	$(55,795)	$(55,795)

Per share data Up Shares:^
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	$(0.46)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	$(0.46)	N/A
Average shares outstanding:	20.00	20.00	20.00	20.00	20.00	20.00	20.00	60,454.00	N/A

Per share data Down Shares:^
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	$(0.47)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	$(0.47)	N/A
Average shares outstanding:	20.00	20.00	20.00	20.00	20.00	20.00	20.00	60,454.00	N/A

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

(2) For the period from December 31, 2015 (Inception).

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

For the Period Ended December 31, 2014 (1)
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

(1) For the period from June 17, 2014 (Inception) to December 31, 2014.

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

AccuShares Trust I *

Consolidating Statements of Changes in Net Assets

	For the Year Ended December 31, 2015 (1)
	Accushares S&P 500 VIX Front-Month Futures Index Fund (2)	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$-	$-	$-	$-	$-	$-	$-	$(55,795)	$(55,795)
Net increase (decrease) in net assets resulting from operations	-	-	-	-	-	-	-	(55,795)	(55,795)

Distributions to shareholders from:
Return of capital:
Up Shares	-	-	-	-	-	-	-	(11,105,154)	(11,105,154)
Down Shares	-	-	-	-	-	-	-	(5,685,618)	(5,685,618)
Total distributions to shareholders	-	-	-	-	-	-	-	(16,790,772)	(16,790,772)

Capital share transactions:
Issuance of common stock:
Up Shares	500	-	-	-	-	-	-	18,408,912	18,409,412
Down Shares	500	-	-	-	-	-	-	16,057,548	16,058,048
Redemption of common stock:
Up Shares	-	-	-	-	-	-	-	(8,710,975)	(8,710,975)
Down Shares	-	-	-	-	-	-	-	(2,613,454)	(2,613,454)
Net increase (decrease) in net assets resulting from capital share transactions	1,000	-	-	-	-	-	-	23,142,031	23,143,031
Total increase (decrease) in net assets	1,000	-	-	-	-	-	-	6,295,464	6,296,464
Net assets at beginning of period	-	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Net assets at end of period	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$6,296,464	$6,303,464

Changes in shares:^
Up Shares:
Issuance of common stock	-	-	-	-	-	-	-	187,000.00	N/A
Redemption of common stock	-	-	-	-	-	-	-	(12,000.80)	N/A
Net change in shares	-	-	-	-	-	-	-	174,999.20	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	$921.18	N/A

Down Shares:
Issuance of common stock	-	-	-	-	-	-	-	187,000.00	N/A
Redemption of common stock	-	-	-	-	-	-	-	(12,000.80)	N/A
Net change in shares	-	-	-	-	-	-	-	174,999.20	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	$290.07	N/A

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

(2) For the period from December 31, 2015 (Inception).

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

	For the Period Ended December 31, 2014 (1)
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

(1) For the period from June 17, 2014 (Inception) to December 31, 2014.

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

AccuShares Trust I*

Consolidating Statements of Cash Flows

	For the Year Ended December 31, 2015 (1)
	Accushares S&P 500 VIX Front-Month Futures Index Fund (2)	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$-	$(55,795)	$(55,795)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Increase (decrease) in operating assets and liabilities:
Increase (decrease) in management fees payable	-	-	-	-	-	-	-	5,408	5,408
Net cash provided by (used in) operating activities	-	-	-	-	-	-	-	(50,387)	(50,387)

Cash flows from financing activities:
Issuance of common stock	1,000	-	-	-	-	-	-	34,466,460	34,467,460
Redemption of common stock	-	-	-	-	-	-	-	(11,324,429)	(11,324,429)
Distributions paid	-	-	-	-	-	-	-	(16,790,772)	(16,790,772)
Net cash provided by financing activities	1,000	-	-	-	-	-	-	6,351,259	6,352,259

Net increase (decrease) in cash	1,000	-	-	-	-	-	-	6,300,872	6,301,872
Cash, beginning of period	-	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Cash, end of period	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$6,301,872	$6,308,872

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

(2) For the period from December 31, 2015 (Inception).

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

The accompanying notes are an integral part of these financial statements.

AccuShares Trust I*

Consolidating Statements of Cash Flows

	For the Period Ended December 31, 2014 (1)
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$-	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Increase (decrease) in operating assets and liabilities:
Increase (decrease) in management fees payable	-	-	-	-	-	-	-	-
Net cash provided by (used in) operating activities	-	-	-	-	-	-	-	-

Cash flows from financing activities:
Issuance of common stock	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Redemption of common stock	-	-	-	-	-	-	-	-
Distributions paid	-	-	-	-	-	-	-	-
Net cash provided by financing activities	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000

Net increase (decrease) in cash	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Cash, beginning of period	-	-	-	-	-	-	-	-
Cash, end of period	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$7,000

* The Consolidating Statements of Cash Flows of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements.  The Trust does not have cash separate from that of its seven fund series.  An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

(1) For the period from June 17, 2014 (Inception) to December 31, 2014.

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

and AccuShares Trust I

Notes to the Financial Statements

December 31, 2015

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

The VIX Fund commenced operations as of May 19, 2015. As of December 31, 2015, no other Fund has commenced operations.

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

The Sponsor initially capitalized each of its seven initial Funds with $1,000 in exchange for 20 shares of the Fund’s Up Shares and 20 shares of its Down Shares. On October 5, 2015, AccuShares Trust I filed a registration statement on Form S-1 for the AccuShares S&P 500 VIX Front-Month Futures Index Fund which is the eighth series of the Trust. The AccuShares S&P 500 Front-Month Futures Index Fund was capitalized on December 31, 2015 with $1,000 in exchange for 20 shares of the Fund’s Up Shares and 20 shares of its Down Shares.

AccuShares Spot CBOE VIX Fund

and AccuShares Trust I

Notes to the Financial Statements

December 31, 2015

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

AccuShares Spot CBOE VIX Fund

and AccuShares Trust I

Notes to the Financial Statements

December 31, 2015

2. Significant Accounting Policies (continued)

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

As of December 31, 2015, the Funds held no investments.

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

All cash balances are held by one counterparty, State Street Bank and Trust Company.

AccuShares Spot CBOE VIX Fund

and AccuShares Trust I

Notes to the Financial Statements

December 31, 2015

2. Significant Accounting Policies (continued)

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

December 31, 2015

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

	Management Fee for Up Shares	Management Fee for Down Shares

AccuShares Spot CBOE VIX Fund	95 basis points	95 basis points
AccuShares S&P GSCI Spot Fund	75 basis points	75 basis points
AccuShares S&P GSCI Agriculture and Livestock Spot Fund	75 basis points	75 basis points
AccuShares S&P GSCI Industrial Metals Spot Fund	75 basis points	75 basis points
AccuShares S&P GSCI Crude Oil Excess Return Fund**	29 basis points	29 basis points
AccuShares S&P GSCI Brent Oil Spot Fund	45 basis points	45 basis points
AccuShares S&P GSCI Natural Gas Spot Fund	60 basis points	60 basis points
AccuShares S&P 500 VIX Front-Month Futures Index Fund	95 basis points	95 basis points

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

For the VIX Fund, for the year ended December 31, 2015, Management Fees charged amounted to $27,578, for the Up Shares, and $28,217, for the Down Shares. As of December 31, 2015, $5,408 remained payable. For the VIX Fund, for the year ended December 31, 2014, there were no Management Fees charged.

AccuShares Spot CBOE VIX Fund

and AccuShares Trust I

Notes to the Financial Statements

December 31, 2015

3. Agreements (continued)

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

December 31, 2015

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

6. Tax Information

As of December 31, 2015, the VIX Fund’s deferred tax asset was due to U.S. net operating losses (“NOL”). We believe it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, management has provided a full valuation allowance on the deferred tax asset. Management will continue to monitor deferred taxes and deferred tax allowances.

7. Distributions

On September 22, 2015 a Corrective Distribution was paid for both the Up Shares and Down Shares in which each outstanding Up Shares received one Down Share and each outstanding Down Share received one Up Share. The effect of the transaction was to multiply the number of outstanding shares of the Up Shares and Down Shares by 2, resulting in a corresponding decrease in the net asset value per share. The share transactions and cash distribution rates presented in the Statements of Changes in Net Assets, the per share data in the Financial Highlights as well as the following cash distribution rates, have been adjusted retroactively to reflect these corrective distributions, as of December 31, 2015. There were no changes in net assets, results of operations or total returns as a result of these transactions.

On September 25, 2015, a 1-for-10 Reverse Stock Split was effective for both the Up Shares and Down Shares.  The effect of the transaction was to divide the number of outstanding shares of the Up Shares and Down Shares by 10, resulting in a corresponding increase in the net asset value per share. The share transactions and cash distribution rates presented in the Statements of Changes in Net Assets, the per share data in the Financial Highlights as well as the following cash distribution rates, have been adjusted retroactively to reflect these reverse stock splits, as of December 31, 2015. There were no changes in net assets, results of operations or total returns as a result of these transactions.

On October 22, 2015, a Corrective Distribution was paid for both the Up Shares and Down Shares in which each outstanding Up Shares received one Down Share and each outstanding Down Share received one Up Share. The effect of the transaction was to multiply the number of outstanding shares of the Up Shares and Down Shares by 2, resulting in a corresponding decrease in the net asset value per share. The share transactions and cash distribution rates presented in the Statements of Changes in Net Assets, the per share data in the Financial Highlights as well as the following cash distribution rates, have been adjusted retroactively to reflect these corrective distributions, as of December 31, 2015. There were no changes in net assets, results of operations or total returns as a result of these transactions.

AccuShares Spot CBOE VIX Fund

and AccuShares Trust I

Notes to the Financial Statements

December 31, 2015

7. Distributions (continued)

On October 23, 2015, a 1-for-10 Reverse Stock Split was effective for both the Up Shares and Down Shares.  The effect of the transaction was to divide the number of outstanding shares of the Up Shares and Down Shares by 4, resulting in a corresponding increase in the net asset value per share.  The share transactions and cash distribution rates presented in the Statements of Changes in Net Assets, the per share data in the Financial Highlights as well as the following cash distribution rates, have been adjusted retroactively to reflect these reverse stock splits, as of December 31, 2015. There were no changes in net assets, results of operations or total returns as a result of these transactions.

On June 22, 2015, the VIX Fund Up Shares paid a cash distribution of $208.73 per each outstanding Up Share.

On July 22, 2015, the VIX Fund Down Shares paid a cash distribution of $192.86 per each outstanding Down Share.

On August 24, 2015, the VIX Fund Down Shares paid a cash distribution of $55.30 per each outstanding Down Share.

On August 28, 2015, the VIX Fund Up Shares paid a cash distribution of $704.30 per each outstanding Up Share.

On September 22, 2015, the VIX Fund Down Shares paid a cash distribution of $19.94 per outstanding Down Share.

On October 22, 2015, the VIX Fund Down Shares paid a cash distribution of $21.97 per outstanding Down Share.

On November 23, 2015, the VIX Fund Up Shares paid a cash distribution of $3.69 per each outstanding Up Share.

On December 22, 2015, the VIX Fund Up Shares paid a cash distribution of $4.46 per each outstanding Up Share.

8. Related Party Transactions

Pursuant to the Trust Agreement, each class of the Fund pays the Sponsor the Management Fee, monthly in arrears, in an amount equal to 0.95% of its average daily Class Value, calculated on the basis of a 365 day year.

The Sponsor receives the Management Fee and otherwise bears all the routine ordinary expenses of the Fund, including the fees and reimbursable expenses of the trustee of the Trust (“Trustee”), the investment advisor to the Fund (“Investment Advisor”), the custodian, the administrator, the transfer agent, the Index Provider and the marketing agent. The Fund bears all its tax liabilities, which are accrued daily, and its extraordinary, non-recurring expenses that are not assumed by the Sponsor under the Trust Agreement. Expenses, fees and taxes shall be accrued in advance for all non-business days at the end of the immediately preceding business day.

No other fee is paid by the Fund. The Management Fee is paid in consideration of the Sponsor’s management and administrative services and the other services provided to the Fund for which the Sponsor pays directly.

AccuShares Spot CBOE VIX Fund

and AccuShares Trust I

Notes to the Financial Statements

December 31, 2015

9.  Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the year ended December 31, 2015. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Investment income	$-	$-	$-	$-
Total expenses	11,795	24,282	19,718	-
Net investment income (loss)	(11,795)	(24,282)	(19,718)	-
Net increase (decrease) in net assets resulting from operations	$(11,795)	$(24,282)	$(19,718)	$-
Per share data Up Shares
Net investment income (loss) per share (basic and diluted)	$(0.05)	$(0.51)	$(0.65)	$-
Earnings per share (basic and diluted)	$(0.05)	$(0.51)	$(0.65)	$-
Average shares outstanding	117,989	24,043	15,256	-
Per share data Down Shares
Net investment income (loss) per share (basic and diluted)	$(0.05)	$(0.50)	$(0.65)	$-
Earnings per share (basic and diluted)	$(0.05)	$(0.50)	$(0.65)	$-
Average shares outstanding	117,989	24,043	15,256	-

The sum of quarterly per share amounts may not equal per share amounts reported for the year ended December 31, 2015. This is due to share adjustments to reflect corrective distributions and reverse stock splits which affect average shares outstanding and the effects of rounding for each period.

10. Subsequent Events

Management has evaluated the possibility of subsequent events existing in the VIX Fund and Trust’s financial statement through the date the financial statements were issued.

On January 25, 2016, the Up Shares paid a cash distribution of $8.596613 per outstanding Up Share.

On February 23, 2016, the Down Shares paid a cash distribution of $4.134640 per outstanding Down Share.

Management has determined that there are no other material events that would require disclosure in the VIX Fund and Trust’s financial statements through this date.