Form 10-Q
period 2016-03-31
AccuShares Trust I
filed 2016-05-06
CIK 1580167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36890

AccuShares Trust I

Sponsored by AccuShares Investment Management, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-7629280
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o AccuShares Investment Management, LLC

300 First Stamford Place, 4th Floor

Stamford, Connecticut 06902

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

2

PART I – FINANCIAL INFORMATION

Item 1. Financial statements.

AccuShares Spot CBOE VIX Fund

Statements of Assets and Liabilities

	March 31, 2016 (Unaudited)	December 31, 2015
Assets:
Cash	$1,903,898	$6,301,872
Total assets	$1,903,898	$6,301,872

Liabilities:
Management fees payable	$2,085	$5,408
Total liabilities	2,085	5,408

Net assets:
Paid-in capital	$1,966,561	$6,352,259
Accumulated deficit	(64,748)	(55,795)
Total net assets	1,901,813	6,296,464
Total liabilities and net assets	$1,903,898	$6,301,872
Up Shares:
Net assets	$764,896	$2,660,871
Shares outstanding^	125,000.00	175,000.00
Net asset value per share^	$6.12	$15.20

Down Shares:
Net assets	$1,136,917	$3,635,593
Shares outstanding^	125,000.00	175,000.00
Net asset value per share^	$9.10	$20.77

^	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Statements of Operations (Unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015 (1)

Expenses:
Management fees:
Up Shares	$4,027	$—
Down Shares	4,926	—
Total expenses	8,953	—
Net investment income (loss)	(8,953)	—

Net increase (decrease) in net assets resulting from operations	$(8,953)	$—

Per share data Up Shares:^
Earnings per share (basic and diluted):	$(0.03)	$—
Net investment loss per share (basic and diluted):	$(0.03)	$—
Average shares outstanding:	142,857.14	0.80
Distributions declared per share:	$8.60	$—

Per share data Down Shares:^
Earnings per share (basic and diluted):	$(0.03)	$—
Net investment loss per share (basic and diluted):	$(0.03)	$—
Average shares outstanding:	142,857.14	0.80
Distributions declared per share:	$12.11	$—

(1)	Commenced operations on May 19, 2015.
^	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015 (1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$(8,953)	$—
Net increase (decrease) in net assets resulting from operations	(8,953)	—

Distributions to shareholders from:
Return of capital:
Up Shares	(1,289,492)	—
Down Shares	(1,616,811)	—
Total distributions to shareholders	(2,906,303)	—

Capital transactions:
Issuance of common stock:
Up shares	—	—
Down shares	—	—
Redemption of common stock:
Up Shares	(693,930)	—
Down Shares	(785,465)	—
Net increase (decrease) in net assets resulting from capital transactions	(1,479,395)	—
Total increase (decrease) in net assets	(4,394,651)	—
Net assets at beginning of period	6,296,464	1,000
Net assets at end of period	$1,901,813	$1,000

Changes in Shares:^
Up Shares:
Issuance of common stock	—	—
Redemption of common stock	(50,000.00)	—
Net change in shares	(50,000.00)	—

Down Shares:
Issuance of common stock	—	—
Redemption of common stock	(50,000.00)	—
Net change in shares	(50,000.00)	—

(1)	Commenced operations on May 19, 2015.
^	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015 (1)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(8,953)	$—

Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:

Decrease in operating assets and liabilities:
Decrease in management fees payable	(3,323)	—
Net cash used in operating activities	(12,276)	—

Cash flows from financing activities
Redemption of common stock	(1,479,395)	—
Distributions paid	(2,906,303)	—
Net cash used in financing activities	(4,385,698)	—
Net increase (decrease) in cash	(4,397,974)	—
Cash, beginning of period	6,301,872	1,000
Cash, end of period	$1,903,898	$1,000

(1)	Commenced operations on May 19, 2015.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Financial Highlights (Unaudited)

Up Shares

For the Three Months Ended March 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$15.20
Net investment income (loss)(2)	(0.03)
Net asset value after investment operations	15.17
Allocation between share classes	(0.45)

Distributions per share declared from:
Return of capital	(8.60)
Total distributions declared	(8.60)

Net asset value, end of period	$6.12
Closing trading price, end of period	$7.27
Shares outstanding, end of period	125,000
Total return at net asset value(3)(4)	(31.08)%
Total return at market value(3)(4)	(24.22)%

Ratios/supplemental data:
Net assets, end of period	$764,896
Ratio of total expenses to average net assets(5)	0.95%
Ratio of net investment income to average net assets(5)	(0.95)%

(1)	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.
(2)	Per share amounts based on average shares outstanding during the period.
(3)	Not annualized.
(4)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions, if any, reinvested.
(5)	Annualized.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Financial Highlights (Unaudited)

Down Shares

For the Three Months Ended March 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$20.77
Net investment income (loss)(2)	(0.03)
Net asset value after investment operations	20.74
Allocation between share classes	0.47

Distributions declared from:
Return of capital	(12.11)
Total distributions declared	(12.11)

Net asset value, end of period	$9.10
Closing trading price, end of period	$8.16
Shares outstanding, end of period	125,000
Total return at net asset value(3)(4)	9.02%
Total return at market value(3)(4)	11.64%

Ratios/supplemental data:
Net assets, end of period	$1,136,917
Ratio of total expenses to average net assets(5)	0.95%
Ratio of net investment income to average net assets(5)	(0.95)%

(1)	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.
(2)	Per share amounts based on average shares outstanding during the period.
(3)	Not annualized.
(4)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions, if any, reinvested.
(5)	Annualized.

The accompanying notes are an integral part of these financial statements.

AccuShares Trust I *

Consolidating Statements of Assets & Liabilities

	March 31, 2016 (Unaudited)
	Accushares S&P 500 VIX Front-Month Futures Index Fund	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Assets:
Cash	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,903,898	$1,910,898
Total assets	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,903,898	$1,910,898

Liabilities:
Management fees payable	$-	$-	$-	$-	$-	$-	$-	$2,085	$2,085
Total liabilities	-	-	-	-	-	-	-	2,085	2,085

Net assets:
Paid-in capital	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,966,561	$1,973,561
Accumulated deficit	-	-	-	-	-	-	-	(64,748)	(64,748)
Total net assets	1,000	1,000	1,000	1,000	1,000	1,000	1,000	1,901,813	1,908,813
Total liabilities and net assets	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,903,898	$1,910,898

Up Shares:
Net assets	$500	$500	$500	$500	$500	$500	$500	$764,896	N/A
Shares outstanding^	20.00	20.00	20.00	20.00	20.00	20.00	20.00	125,000.00	N/A
Net asset value per share^	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$6.12	N/A

Down Shares:
Net assets	$500	$500	$500	$500	$500	$500	$500	$1,136,917	N/A
Shares outstanding^	20.00	20.00	20.00	20.00	20.00	20.00	20.00	125,000.00	N/A
Net asset value per share^	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$9.10	N/A

*	The Consolidating Statements of Assets and Liabilities of AccuShares Trust I (formerly known as AccuShares Commodities Trust I) (the "Trust") are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have assets or liabilities separate from those of its eight fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

**	On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

^	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

AccuShares Trust I *

Consolidating Statements of Assets & Liabilities

	December 31, 2015
	Accushares S&P 500 VIX Front-Month Futures Index Fund	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Assets:
Cash	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$6,301,872	$6,308,872
Total assets	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$6,301,872	$6,308,872

Liabilities:
Management fees payable	$-	$-	$-	$-	$-	$-	$-	$5,408	$5,408
Total liabilities	-	-	-	-	-	-	-	5,408	5,408
	-
Net assets:	-
Paid-in capital	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$6,352,259	$6,359,259
Accumulated deficit	-	-	-	-	-	-	-	(55,795)	(55,795)
Total net assets	1,000	1,000	1,000	1,000	1,000	1,000	1,000	6,296,464	6,303,464
Total liabilities and net assets	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$6,301,872	$6,308,872

Up Shares:
Net assets	$500	$500	$500	$500	$500	$500	$500	$2,660,871	N/A
Shares outstanding^	20.00	20.00	20.00	20.00	20.00	20.00	20.00	175,000.00	N/A
Net asset value per share^	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$15.20	N/A

Down Shares:
Net assets	$500	$500	$500	$500	$500	$500	$500	$3,635,593	N/A
Shares outstanding^	20.00	20.00	20.00	20.00	20.00	20.00	20.00	175,000.00	N/A
Net asset value per share^	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$20.77	N/A

*	The Consolidating Statements of Assets and Liabilities of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have assets or liabilities separate from those of its eight fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

**	On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

^	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

  AccuShares Trust I *

  Consolidating Statements of Operations (Unaudited)

	For the Three Months Ended March 31, 2016
	Accushares S&P 500 VIX Front-Month Futures Index Fund	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Expenses:
Management fees:
Up Shares	$-	$-	$-	$-	$-	$-	$-	$4,027	$4,027
Down Shares	-	-	-	-	-	-	-	4,926	4,926
Total expenses	$-	$-	$-	$-	$-	$-	$-	$8,953	$8,953
Net investment income (loss)	$-	$-	$-	$-	$-	$-	$-	$(8,953)	$(8,953)

Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$-	$(8,953)	$(8,953)

Per share data Up Shares:^
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	$(0.03)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	$(0.03)	N/A
Average shares outstanding:	20.00	20.00	20.00	20.00	20.00	20.00	20.00	142,857.14	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	$8.60	N/A

Per share data Down Shares:^
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	$(0.03)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$-	$(0.03)	N/A
Average shares outstanding:	20.00	20.00	20.00	20.00	20.00	20.00	20.00	142,857.14	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	$12.11	N/A

*	The Consolidating Statements of Operations of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have income or expenses separate from those of its eight fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

**	On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

^	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

AccuShares Trust I *

Consolidating Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2015
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

    AccuShares Trust I *

  Consolidating Statements of Changes in Net Assets (Unaudited)

	March 31, 2016 (Unaudited)
	Accushares S&P 500 VIX Front-Month Futures Index Fund	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$-	$-	$-	$-	$-	$-	$-	$(8,953)	$(8,953)
Net increase (decrease) in net assets resulting from operations	-	-	-	-	-	-	-	(8,953)	(8,953)

Distributions to shareholders from:
Return of capital:
Up Shares	-	-	-	-	-	-	-	(1,289,492)	(1,289,492)
Down Shares	-	-	-	-	-	-	-	(1,616,811)	(1,616,811)
Total distributions to shareholders	-	-	-	-	-	-	-	(2,906,303)	(2,906,303)

Capital share transactions:
Issuance of common stock:
Up Shares	-	-	-	-	-	-	-	-	-
Down Shares	-	-	-	-	-	-	-	-	-
Redemption of common stock:
Up Shares	-	-	-	-	-	-	-	(693,930)	(693,930)
Down Shares	-	-	-	-	-	-	-	(785,465)	(785,465)
Net increase (decrease) in net assets resulting from capital share transactions	-	-	-	-	-	-	-	(1,479,395)	(1,479,395)
Total increase (decrease) in net assets	-	-	-	-	-	-	-	(4,394,651)	(4,394,651)
Net assets at beginning of period	1,000	1,000	1,000	1,000	1,000	1,000	1,000	6,296,464	6,303,464
Net assets at end of period	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,901,813	$1,908,813

Changes in shares:^
Up Shares:
Issuance of common stock	-	-	-	-	-	-	-	-	N/A
Redemption of common stock	-	-	-	-	-	-	-	(50,000.00)	N/A
Net change in shares	-	-	-	-	-	-	-	(50,000.00)	N/A

Down Shares:
Issuance of common stock	-	-	-	-	-	-	-	-	N/A
Redemption of common stock	-	-	-	-	-	-	-	(50,000.00)	N/A
Net change in shares	-	-	-	-	-	-	-	(50,000.00)	N/A

*	The Consolidating Statements of Changes in Net Assets of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have capital separate from that of its eight fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

**	On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

^	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

  AccuShares Trust I *

  Consolidating Statements of Changes in Net Assets (Unaudited)

For the Three Months Ended March 31, 2015
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund(1)	Consolidating Total
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$-	$-	$-	$-	$-	$-	$-	$-
Net increase (decrease) in net assets resulting from operations	-	-	-	-	-	-	-	-

Distributions to shareholders from:
Return of capital:
Up Shares	-	-	-	-	-	-	-	-
Down Shares	-	-	-	-	-	-	-	-
Total distributions to shareholders	-	-	-	-	-	-	-	-

Capital share transactions:
Issuance of common stock:
Up Shares	-	-	-	-	-	-	-	-
Down Shares	-	-	-	-	-	-	-	-
Redemption of common stock:
Up Shares	-	-	-	-	-	-	-	-
Down Shares	-	-	-	-	-	-	-	-
Net increase (decrease) in net assets resulting from capital share transactions	-	-	-	-	-	-	-	-
Total increase (decrease) in net assets	-	-	-	-	-	-	-	-
Net assets at beginning of period	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Net assets at end of period	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$7,000

Changes in shares:^
Up Shares:
Issuance of common stock	-	-	-	-	-	-	-	N/A
Redemption of common stock	-	-	-	-	-	-	-	N/A
Net change in shares	-	-	-	-	-	-	-	N/A

Down Shares:
Issuance of common stock	-	-	-	-	-	-	-	N/A
Redemption of common stock	-	-	-	-	-	-	-	N/A
Net change in shares	-	-	-	-	-	-	-	N/A

*	The Consolidating Statements of Changes in Net Assets of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have capital separate from that of its seven fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

(1)	Commenced operations on May 19, 2015.

**	On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

^	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

AccuShares Trust I*

    Consolidating Statements of Cash Flows (Unaudited)

	March 31, 2016 (Unaudited)
	Accushares S&P 500 VIX Front-Month Futures Index Fund	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$-	$(8,953)	$(8,953)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Increase (decrease) in operating assets and liabilities:
Increase (decrease) in management fees payable	-	-	-	-	-	-	-	(3,323)	(3,323)
Net cash provided by (used in) operating activities	-	-	-	-	-	-	-	(12,276)	(12,276)

Cash flows from financing activities:
Redemption of common stock	-	-	-	-	-	-	-	(1,479,395)	(1,479,395)
Distributions paid	-	-	-	-	-	-	-	(2,906,303)	(2,906,303)
Net cash provided by financing activities	-	-	-	-	-	-	-	(4,385,698)	(4,385,698)

Net increase (decrease) in cash	-	-	-	-	-	-	-	(4,397,974)	(4,397,974)
Cash, beginning of period	1,000	1,000	1,000	1,000	1,000	1,000	1,000	6,301,872	6,308,872
Cash, end of period	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,903,898	$1,910,898

*	The Consolidating Statements of Cash Flows of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have cash separate from that of its eight fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

**	On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

The accompanying notes are an integral part of these financial statements.

AccuShares Trust I*

Consolidating Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2015
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund(1)	Consolidating Total
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$-	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Increase (decrease) in operating assets and liabilities:
Increase (decrease) in management fees payable	-	-	-	-	-	-	-	-
Net cash provided by (used in) operating activities	-	-	-	-	-	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	-	-	-	-	-	-
Redemption of common stock	-	-	-	-	-	-	-	-
Distributions paid	-	-	-	-	-	-	-	-
Net cash provided by financing activities	-	-	-	-	-	-	-	-

Net increase (decrease) in cash	-	-	-	-	-	-	-	-
Cash, beginning of period	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Cash, end of period	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$7,000

*	The Consolidating Statements of Cash Flows of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have cash separate from that of its seven fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

(1)	Commenced operations on May 19, 2015.

**	On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to the AccuShares S&P GSCI Crude Oil Excess Return Fund.

The accompanying notes are an integral part of these financial statements.

  AccuShares Spot CBOE VIX Fund

and AccuShares Trust I Notes to the Financial Statements

March 31, 2016 (Unaudited)

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

The VIX Fund commenced operations as of May 19, 2015. As of March 31, 2016, no other Fund has commenced operations.

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

March 31, 2016 (Unaudited)

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

In accordance with ASC 946, the Sponsor has determined the Trust is classified as an investment company for financial reporting purposes, and accordingly, the Trust follows the accounting guidance for investment companies. However, the Trust is not registered as an investment company under the Investment Company Act of 1940, as amended, and is not required to register under such act.

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

March 31, 2016 (Unaudited)

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

As of March 31, 2016, the Funds held no investments.

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

  cash bank deposits,
  bills, notes and bonds issued and backed by the full faith and credit of the government of the United States of America, which qualify as Eligible Treasuries because they have residual maturities less than or equal to 90 calendar days, or agreements for the sale and repurchase of, and collateralized by, bills, notes and bonds issued and backed by the full faith and credit of the government of the United States of America, which qualify as Eligible Repos.

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

March 31, 2016 (Unaudited)

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

  Regular Distributions;
  Special Distributions; and
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

Recent Accounting Pronouncements

In August, 2014, the FASB released Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires the Company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period subsequent to the date that the financial statements are issued or within the one year period subsequent the date that the financial statements are available to be issued. ASU 2014-15 becomes effective for fiscal periods ending after December 15, 2016; however, early adoption is permitted. The Company has not elected to early adopt ASU 2015-15 and is considering its effects upon the financial statements.

AccuShares Spot CBOE VIX Fund

and AccuShares Trust I Notes to the Financial Statements

March 31, 2016 (Unaudited)

3. Agreements

Management Fee

The classes of the Funds pay the Sponsor a management fee (the “Management Fee”) in consideration of the Sponsor’s management and administrative services and the other services provided to the Funds for which the Sponsor pays directly. The Management Fee is paid by the classes of the Funds, monthly in arrears, in an amount equal to the percentage of its average daily Class Value at the rates indicated in the following table:

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

March 31, 2016 (Unaudited)

3. Agreements (continued)

Under the Trust Agreement, the Sponsor has exclusive management and control of all aspects of the business of the Funds. Specifically, the Sponsor:

•	Selects the Funds’ service providers;
•	Negotiates various fees and agreements; and
•	Performs such other services as the Sponsor believes that the Trust may require from time to time.

For the VIX Fund, for the three months ended March 31, 2016, Management Fees charged amounted to $4,027, for the Up Shares, and $4,926, for the Down Shares. As of March 31, 2016, $2,085 remained payable. For the VIX Fund, for the three months ended March 31, 2015, there were no Management Fees charged.

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

March 31, 2016 (Unaudited)

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

6. Tax Information

As of March 31, 2016 and December 31, 2015, the VIX Fund’s deferred tax asset was due to U.S. net operating losses (“NOL”). We believe it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, management has provided a full valuation allowance on the deferred tax asset. Management will continue to monitor deferred taxes and deferred tax allowances.

AccuShares Spot CBOE VIX Fund

and AccuShares Trust I Notes to the Financial Statements

March 31, 2016 (Unaudited)

7. Net Assets

Corporate Actions

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

Distributions

The following table reflects the distributions declared per each outstanding Up Share and Down Share, for the three months ended March 31, 2016:

Share Class	Date Declared	Record Date	Payment Date	Amount Per Share
Up Shares	January 19, 2016	January 21, 2016	January 25, 2016	$8.596613
Down Shares	February 17, 2016	February 19, 2016	February 23, 2016	$4.134640
Down Shares	March 16, 2016	March 18, 2016	March 22, 2016	$7.972920

AccuShares Spot CBOE VIX Fund

and AccuShares Trust I Notes to the Financial Statements

March 31, 2016 (Unaudited)

7. Net Assets (continued)

The VIX Fund did not operate for the months ended March 31, 2015 and therefore no distributions were declared for that period.

8. Related Party Transactions

Pursuant to the Trust Agreement, each class of the Fund pays the Sponsor the Management Fee, monthly in arrears, in an amount equal to 0.95% of its average daily Class Value.

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

9. Subsequent Events

Management has evaluated the possibility of subsequent events existing in the VIX Fund and Trust’s financial statement through the date the financial statements were issued.

On April 22, 2016, the VIX Fund Down Shares paid a cash distribution of $3.66 per each outstanding Down Share.

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

Introduction

The VIX Fund, a series of the Trust, is the only operational series of the Trust. The VIX Fund commenced operations on May 19, 2015. Additionally, the Trust does not have assets, liabilities, income, expenses, capital or cash separate from that of its eight fund series. An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole. Consequently, this management’s discussion and analysis of financial condition and results of operations relates solely to the VIX Fund. The consolidating financial statements of the Trust included in this report are being provided solely to meet Securities and Exchange Commission regulatory requirements.

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

Underlying Index Tracking

The charts provided below show the daily Class Values per Share of the Up Shares and the Down Shares as compared to their respective daily closing trading prices on the Exchange for the three months ended March 31, 2016. The Up Shares and the Down Shares each experienced deviations between their respective closing trading prices during the reporting period.

29

30

Results of Operations for the Three Months Ended March 31, 2016

The VIX Fund commenced operations on May 19, 2015. The Sponsor, acting as initial purchaser of the VIX Fund, purchased 100,000 Up Shares and 100,000 Down Shares upon commencement of the VIX Fund’s operations for $25 per share.

For the three months ended March 31, 2016, the VIX Fund had issued no new shares.

For the three month period ended March 31, 2016, the Fund earned no investment income due to the VIX Fund only holding cash during the period. Consequently, payment by the VIX Fund of Management Fees resulted in a loss of approximately $9,000 resulting in negative Net Investment Income. In the future, the VIX Fund may invest in Eligible Treasuries or Eligible Repos, but the VIX Fund does not anticipate generating any material net investment income in the foreseeable future.

As of March 31, 2016, the VIX Fund had assets of approximately $1,902,000. The assets reduced by approximately $1,480,000 in share redemptions during the three months ended March 31, 2016. The VIX Fund’s assets were also reduced by approximately $2,906,000 due to cash Regular Distributions for the three months ended March 31, 2016.

On March 31, 2016, the Up Shares closed at a trading price of $7.31 per share which is a 19.5% premium to their Class Value per Share of $6.12 and the Down Shares closed at a trading price of $8.50 per share which is a 6.5% discount to their Class Value per Share of $9.10. The Sponsor is uncertain as to the reasons behind these premium and discount trading prices. Premiums and/or discount trading prices may continue to occur.

Quantitative Information on Class Value, Class Value per Share, Closing Trading Prices, Distributions and Share Splits

The daily Class Values, Class Values per Share and closing trading prices on the Exchange of the Up Shares and the Down Shares for the three months ended March 31, 2016 were as follows:

			Class Value		Secondary Market
Calendar	Class Value		per Share		Price per Share
Date	UP	DN	UP	DN	Up	Dn

1/4/16	$ 3,016,096	$ 3,279,713	$ 17.23	$ 18.74	$ 17.50	$ 18.69
1/5/16	$ 2,806,806	$ 3,488,839	$ 16.04	$ 19.94	$ 16.78	$ 19.23
1/6/16	$ 2,989,956	$ 3,305,527	$ 16.04	$ 19.94	$ 16.78	$ 19.23
1/7/16	$ 3,646,729	$ 2,648,592	$ 20.84	$ 15.13	$ 18.27	$ 18.25
1/8/16	$ 3,935,993	$ 2,358,837	$ 22.49	$ 13.48	$ 19.15	$ 18.20
1/11/16	$ 3,523,696	$ 2,770,971	$ 20.14	$ 15.83	$ 18.32	$ 16.94
1/12/16	$ 3,243,724	$ 3,050,779	$ 18.54	$ 17.43	$ 17.66	$ 18.18
1/13/16	$ 3,130,628	$ 2,264,521	$ 20.87	$ 15.10	$ 19.26	$ 18.18
1/14/16	$ 2,962,822	$ 2,432,187	$ 19.75	$ 16.21	$ 18.54	$ 16.82
1/15/16	$ 3,341,970	$ 2,052,478	$ 22.28	$ 13.68	$ 20.62	$ 15.50
1/19/16	$ 1,975,648	$ 2,129,168	$ 13.17	$ 14.19	$ 12.08	$ 14.61
1/20/16	$ 2,089,472	$ 2,015,238	$ 13.93	$ 13.43	$ 11.23	$ 14.50
1/21/16	$ 2,017,991	$ 2,086,613	$ 13.45	$ 13.91	$ 11.52	$ 14.50
1/22/16	$ 1,678,244	$ 2,426,040	$ 11.19	$ 16.17	$ 12.08	$ 15.22
1/25/16	$ 1,812,581	$ 2,291,597	$ 12.08	$ 15.28	$ 12.28	$ 15.77
1/26/16	$ 1,684,149	$ 2,419,922	$ 11.23	$ 16.13	$ 11.92	$ 15.63
1/27/16	$ 1,727,353	$ 2,376,612	$ 11.52	$ 15.84	$ 12.04	$ 15.69
1/28/16	$ 1,671,829	$ 2,432,029	$ 11.15	$ 16.21	$ 12.04	$ 16.14
1/29/16	$ 1,493,869	$ 2,609,669	$ 9.96	$ 17.40	$ 11.25	$ 16.50
2/1/16	$ 1,474,045	$ 2,629,387	$ 9.83	$ 17.53	$ 11.00	$ 16.25
2/2/16	$ 1,622,816	$ 2,480,509	$ 10.82	$ 16.54	$ 11.02	$ 15.87
2/3/16	$ 1,594,635	$ 2,508,584	$ 10.63	$ 16.72	$ 10.97	$ 16.05
2/4/16	$ 1,605,944	$ 2,497,168	$ 10.71	$ 16.65	$ 11.51	$ 15.82
2/5/16	$ 1,713,539	$ 2,389,254	$ 11.42	$ 15.93	$ 11.74	$ 15.50
2/8/16	$ 1,909,389	$ 2,193,297	$ 12.73	$ 14.62	$ 12.13	$ 15.00
2/9/16	$ 1,947,271	$ 2,155,309	$ 12.98	$ 14.37	$ 12.52	$ 15.00
2/10/16	$ 1,925,156	$ 2,177,317	$ 12.83	$ 14.52	$ 12.02	$ 15.00
2/11/16	$ 2,062,524	$ 2,039,842	$ 13.75	$ 13.60	$ 13.80	$ 14.05
2/12/16	$ 1,841,912	$ 2,260,028	$ 12.28	$ 15.07	$ 13.29	$ 14.05
2/16/16	$ 1,740,819	$ 2,361,015	$ 11.61	$ 15.74	$ 11.61	$ 15.76
2/17/16	$ 1,608,145	$ 1,873,387	$ 10.72	$ 12.49	$ 11.40	$ 11.94
2/18/16	$ 1,557,096	$ 1,924,345	$ 10.38	$ 12.83	$ 11.19	$ 11.35
2/19/16	$ 1,468,961	$ 2,012,209	$ 9.79	$ 13.41	$ 11.39	$ 11.49
2/22/16	$ 1,383,245	$ 2,097,835	$ 9.22	$ 13.99	$ 10.79	$ 12.62
2/23/16	$ 1,246,806	$ 1,654,019	$ 9.97	$ 13.23	$ 10.62	$ 12.58
2/24/16	$ 1,228,946	$ 1,671,803	$ 9.83	$ 13.37	$ 10.87	$ 12.15
2/25/16	$ 1,129,827	$ 1,770,847	$ 9.04	$ 14.17	$ 10.99	$ 12.26
2/26/16	$ 1,165,343	$ 1,735,105	$ 9.32	$ 13.88	$ 10.75	$ 12.43
2/29/16	$ 1,207,679	$ 1,692,694	$ 9.66	$ 13.54	$ 10.50	$ 12.43
3/1/16	$ 1,033,921	$ 1,866,377	$ 8.27	$ 14.93	$ 10.50	$ 13.34
3/2/16	$ 995,000	$ 1,905,223	$ 7.96	$ 15.24	$ 10.41	$ 13.34
3/3/16	$ 969,322	$ 1,930,825	$ 7.75	$ 15.45	$ 9.60	$ 13.30
3/4/16	$ 972,346	$ 1,927,575	$ 7.78	$ 15.42	$ 9.95	$ 13.96
3/7/16	$ 999,639	$ 1,900,207	$ 8.00	$ 15.20	$ 9.41	$ 13.45
3/8/16	$ 1,076,891	$ 1,822,880	$ 8.62	$ 14.58	$ 10.07	$ 13.45
3/9/16	$ 1,054,822	$ 1,844,873	$ 8.44	$ 14.76	$ 10.05	$ 13.17
3/10/16	$ 1,035,162	$ 1,864,458	$ 8.28	$ 14.92	$ 8.86	$ 14.06
3/11/16	$ 935,252	$ 1,964,143	$ 7.48	$ 15.71	$ 8.37	$ 14.95
3/14/16	$ 958,332	$ 1,940,988	$ 7.67	$ 15.53	$ 8.16	$ 14.65
3/15/16	$ 951,314	$ 1,947,929	$ 7.61	$ 15.58	$ 8.29	$ 15.00
3/16/16	$ 845,361	$ 1,057,193	$ 6.76	$ 8.46	$ 8.02	$ 7.00
3/17/16	$ 812,844	$ 1,089,660	$ 6.50	$ 8.72	$ 8.37	$ 7.64
3/18/16	$ 784,775	$ 1,117,581	$ 6.28	$ 8.94	$ 7.73	$ 7.89
3/21/16	$ 770,336	$ 1,131,971	$ 6.16	$ 9.06	$ 7.20	$ 8.18
3/22/16	$ 790,354	$ 1,111,903	$ 6.32	$ 8.90	$ 6.94	$ 8.16
3/23/16	$ 832,402	$ 1,069,806	$ 6.66	$ 8.56	$ 6.94	$ 8.00
3/24/16	$ 815,311	$ 1,086,700	$ 6.52	$ 8.69	$ 7.25	$ 7.31
3/28/16	$ 842,107	$ 1,059,855	$ 6.74	$ 8.48	$ 7.65	$ 7.69
3/29/16	$ 760,446	$ 1,141,466	$ 6.08	$ 9.13	$ 7.65	$ 8.00
3/30/16	$ 744,312	$ 1,157,550	$ 5.95	$ 9.26	$ 7.10	$ 8.29
3/31/16	$ 764,896	$ 1,136,917	$ 6.12	$ 9.10	$ 7.31	$ 8.50

During the three months ended March 31, 2016, the VIX Fund paid Regular, Special, and Corrective Distributions. The payment date of these distributions were as follows:

Payment	Payment	Per Share		Cash Distribution		Share Distribution
Date	Type	Up	Down	Up	Down	Up	Down
1/25/16	Regular	$8.596613	$0.000000	$1,289,492	$—	0	0
2/23/16	Regular	$0.000000	$4.134640	$—	$620,196	0	0
3/22/16	Regular	$0.000000	$7.972920	$—	$996,615	0	0

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

The VIX Fund generates cash primarily from (i) the sale of Creation Units and (ii) interest earned on cash, cash equivalents and their investments in Eligible Treasuries and Eligible Repos. Generally, all of the net assets of the VIX Fund are allocated to cash, cash equivalents and/or the Eligible Treasuries and Eligible Repos. Interest earned on interest-bearing assets of the VIX Fund is paid to the VIX Fund.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Trading Prices of the AccuShares Spot CBOE VIX Up Shares (the “Up Shares”) and the AccuShares Spot CBOE VIX Down Shares (the “Down Shares”) Have at Times Materially Deviated from Their Respective Class Values per Share, and There Can Be No Assurance Such Material Deviations Will Not Continue to Occur.

During the first quarter of 2016, the largest closing trading price premium to Class Value per Share of the Up Shares was a 30.8% premium on March 2, 2016, and the largest discount was 19.4% discount on January 20, 2016. During the same period, the largest closing trading price premium to Class Value per Share of the Down Shares was a 35.0% premium on January 8, 2016, and the largest discount was 17.2% discount on March 16, 2016.

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

Item 2(a). None.

Item 2(b). The VIX Fund offers the Up Shares and the Down Shares on a continuous basis pursuant to the Trust’s registration statement on Form S-1 (No. 333-194666) (the “Registration Statement”), declared effective by the Securities and Exchange Commission on May 13, 2015. $200 million in maximum aggregate offering price of the Up Shares and $200 million in maximum aggregate offering price of the Down Shares were registered pursuant to the Registration Statement, of which 1,450,000 Up Shares and 1,450,000 Down Shares had been issued as of March 31, 2016 for aggregate offering prices of approximately $18,408,000 and $16,058,000, respectively. All expenses incurred in connection with the issuance and distribution of the Up Shares and Down Shares were paid by the Sponsor. Consequently the VIX Fund had received approximately $21,662,000 in net proceeds from the offering as of March 31, 2016. After payment of the Management Fee and distribution, the remaining $1,901,813 in offering proceeds were held as cash by the VIX Fund through March 31, 2016.

Item 2(c). During the three months ended March 31, 2016:

50,000 Up Shares and 50,000 Down Shares were redeemed at an average price of $14.79.

Period	Class	Total number of shares redeemed	Average price paid per share
1/1/2016-1/31/16	AccuShares Spot CBOE VIX Up Shares	25,000	$18.54
	AccuShares Spot CBOE VIX Down Shares	25,000	$17.43
2/1/16 – 2/1/16	AccuShares Spot CBOE VIX Up Shares	25,000	$9.22
	AccuShares Spot CBOE VIX Down Shares	25,000	$13.94
3/1/2016 –3/31/2016	AccuShares Spot CBOE VIX Up Shares	0	N/A
	AccuShares Spot CBOE VIX Down Shares	0	N/A

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

ACCUSHARES INVESTMENT MANAGEMENT, LLC Sponsor of AccuShares Trust I (formerly known as AccuShares Commodities Trust I)

Date: May 6, 2016	/s/ Jack Fonss
Jack Fonss
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	/s/ Robert Rokose
Robert Rokose
Vice President, Chief Financial Officer, Treasurer, and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

