Form 10-Q
period 2016-06-30
AccuShares Trust I
filed 2016-08-05
CIK 1580167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes  ☐    No  ☒

ACCUSHARES TRUST I

PART I – FINANCIAL INFORMATION

Item 1. Financial statements.

AccuShares Spot CBOE VIX Fund

Statements of Assets and Liabilities

	June 30, 2016 (Unaudited)	December 31, 2015
Assets:
Cash	$1,311,429	$6,301,872
Total assets	$1,311,429	$6,301,872

Liabilities:
Management fees payable	$1,025	$5,408
Total liabilities	1,025	5,408

Net assets:
Paid-in capital	1,378,658	6,352,259
Accumulated deficit	(68,254)	(55,795)
Total net assets	1,310,404	6,296,464
Total liabilities and net assets	$1,311,429	$6,301,872
Up Shares:
Net assets	$495,647	$2,660,871
Shares outstanding^#	116,666.67	116,666.67
Net asset value per share^#	$4.25	$22.81

Down Shares:
Net assets	$814,757	$3,635,593
Shares outstanding^#	116,666.67	116,666.67
Net asset value per share^#	$6.98	$31.16

^	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.
#	AccuShares Spot CBOE VIX Fund made a corrective distribution on July 26, 2016. Additionally, a 1 for 3 reverse stock split occurred on June 23, 2016. The corrective distribution and reverse stock split have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015(1)	2016	2015(1)
Expenses:
Management fees:
Up Shares	$1,697	$9,864	$5,724	$9,864
Down Shares	1,809	9,854	6,735	9,854
Total expenses	3,506	19,718	12,459	19,718
Net investment loss	(3,506)	(19,718)	(12,459)	(19,718)

Net decrease in net assets resulting from operations	$(3,506)	$(19,718)	$(12,459)	$(19,718)

Per share data Up Shares:^#
Earnings per share (basic and diluted):	$(0.02)	$(0.97)	$(0.06)	$(0.97)
Net investment loss per share (basic and diluted):	$(0.02)	$(0.97)	$(0.06)	$(0.97)
Average shares outstanding:	87,362.64	10,170.64	91,300.37	10,170.64
Distributions declared per share:	$6.05	$313.09	$18.95	$313.09

Per share data Down Shares:^#
Earnings per share (basic and diluted):	$(0.02)	$(0.97)	$(0.07)	$(0.97)
Net investment loss per share (basic and diluted):	$(0.02)	$(0.97)	$(0.07)	$(0.97)
Average shares outstanding:	87,362.64	10,170.64	91,300.37	10,170.64
Distributions declared per share:	$5.49	$—	$23.65	$—

(1)	Commenced operations on May 19, 2015.
^	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.
#	AccuShares Spot CBOE VIX Fund made a corrective distribution on July 26, 2016. Additionally, a 1 for 3 reverse stock split occurred on June 23, 2016. The corrective distribution and reverse stock split have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Statements of Changes in Net Assets  (Unaudited)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015(1)
Increase (decrease) in net assets resulting from operations:
Net investment loss	$(12,459)	$(19,718)
Net decrease in net assets resulting from operations	(12,459)	(19,718)

Distributions to shareholders from:
Return of capital:
Up Shares	(1,794,227)	(3,339,672)
Down Shares	(2,074,487)	—
Total distributions to shareholders	(3,868,714)	(3,339,672)

Capital transactions:
Issuance of common stock:
Up Shares	179,331	13,552,000
Down Shares	195,177	12,486,000
Redemption of common stock:
Up Shares	(693,930)	(2,731,546)
Down Shares	(785,465)	(2,268,454)
Net increase (decrease) in net assets resulting from capital transactions	(1,104,887)	21,038,000
Total increase (decrease) in net assets	(4,986,060)	17,678,610
Net assets at beginning of period	6,296,464	1,000
Net assets at end of period	$1,310,404	$17,679,610

Changes in Shares:^#
Up Shares:
Issuance of common stock	33,333.33	14,000.00
Redemption of common stock	(33,333.33)	(2,667.20)
Net change in shares	—	11,332.80

Down Shares:
Issuance of common stock	33,333.33	14,000.00
Redemption of common stock	(33,333.33)	(2,667.20)
Net change in shares	—	11,332.80

(1)	Commenced operations on May 19, 2015.
^	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.
#	AccuShares Spot CBOE VIX Fund made a corrective distribution on July 26, 2016. Additionally, a 1 for 3 reverse stock split occurred on June 23, 2016. The corrective distribution and reverse stock split have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015(1)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(12,459)	$(19,718)

Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:

Decrease in operating assets and liabilities:
Decrease in management fees payable	(4,383)	14,416
Net cash used in operating activities	(16,842)	(5,302)

Cash flows from financing activities
Issuance of common stock	374,508	24,998,000
Redemption of common stock	(1,479,395)	(5,000,000)
Distributions paid	(3,868,714)	(3,339,672)
Net cash provided by financing activities	(4,973,601)	16,658,328
Net increase (decrease) in cash	(4,990,443)	16,653,026
Cash, beginning of period	6,301,872	1,000
Cash, end of period	$1,311,429	$16,654,026

Supplemental and non-cash financing activities
Receivable for fund shares sold	$—	$1,040,000

(1)	Commenced operations on May 19, 2015.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Financial Highlights (Unaudited)

Up Shares

	For the Six Months Ended June 30, 2016	For the Period Ended June 30, 2015(1)
Per Share Data:(2)(3)
Net asset value, beginning of period	$22.81	$937.50
Net investment income (loss)(4)	(0.06)	(0.97)
Net asset value after investment operations	22.75	936.53
Allocation between share classes	0.45	283.01

Distributions per share declared from:
Return of capital	(18.95)	(313.09)
Total distributions declared	(18.95)	(313.09)

Net asset value, end of period	$4.25	$906.45
Closing trading price, end of period	$5.04	$775.88
Shares outstanding, end of period	116,667	11,333
Total return at net asset value(5)(6)	(34.11)%	44.16%
Total return at market value(5)(6)	(24.62)%	18.65%

Ratios/supplemental data:
Net assets, end of period	$495,647	$10,273,111
Ratio of total expenses to average net assets(7)	0.95%	0.95%
Ratio of net investment income to average net assets(7)	(0.95)%	(0.95)%

(1)	Commenced operations on May 19, 2015.
(2)	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.
(3)	AccuShares Spot CBOE VIX Fund made a corrective distribution on July 26, 2016. Additionally, a 1 for 3 reverse stock split occurred on June 23, 2016. The corrective distribution and reverse stock split have been retroactively applied to the per share data shown above. See Note 7 for further information.
(4)	Per share amounts based on average shares outstanding during the period.
(5)	Not annualized.
(6)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions, if any, reinvested.
(7)	Annualized.

The accompanying notes are an integral part of these financial statements.

AccuShares Spot CBOE VIX Fund

Financial Highlights (Unaudited)

Down Shares

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Per Share Data:(2)(3)
Net asset value, beginning of period	$31.16	$937.50
Net investment income (loss)(4)	(0.07)	(0.97)
Net asset value after investment operations	31.09	936.53
Allocation between share classes	(0.46)	(283.02)

Distributions declared from:
Return of capital	(23.65)	—
Total distributions declared	(23.65)	—

Net asset value, end of period	$6.98	$653.51
Closing trading price, end of period	$5.98	$787.50
Shares outstanding, end of period	116,667	11,333
Total return at net asset value(5)(6)	(10.17)%	(30.28)%
Total return at market value(5)(6)	(9.22)%	(16.00)%

Ratios/supplemental data:
Net assets, end of period	$814,757	$7,406,499
Ratio of total expenses to average net assets(7)	0.95%	0.95%
Ratio of net investment income to average net assets(7)	(0.95)%	(0.95)%

(1)	Commenced operations on May 19, 2015.
(2)	AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.
(3)	AccuShares Spot CBOE VIX Fund made a corrective distribution on July 26, 2016. Additionally, a 1 for 3 reverse stock split occurred on June 23, 2016. The corrective distribution and reverse stock split have been retroactively applied to the per share data shown above. See Note 7 for further information.
(4)	Per share amounts based on average shares outstanding during the period.
(5)	Not annualized.
(6)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions, if any, reinvested.
(7)	Annualized.

The accompanying notes are an integral part of these financial statements.

AccuShares S&P GSCI Crude Oil Excess Return Fund**

Statements of Assets and Liabilities

	June 30, 2016 (Unaudited)	December 31, 2015
Assets:
Cash	$5,001,000	$1,000
Total assets	$5,001,000	$1,000

Liabilities:
Management fees payable	$119	$—
Total liabilities	119	—

Net assets:
Paid-in capital	5,001,000	1,000
Accumulated deficit	(119)	—
Total net assets	5,000,881	1,000
Total liabilities and net assets	$5,001,000	$1,000
Up Shares:
Net assets	$2,608,454	$500
Shares outstanding	100,020.00	20.00
Net asset value per share	$26.08	$25.00

Down Shares:
Net assets	$2,392,427	$500
Shares outstanding	100,020.00	20.00
Net asset value per share	$23.92	$25.00

**	On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to AccuShares S&P GSCI Crude Oil Excess Return Fund.

The accompanying notes are an integral part of these financial statements.

AccuShares S&P GSCI Crude Oil Excess Return Fund**

Statements of Operations (Unaudited)

	For the Six Months Ended June 30, 2016(1)	For the Six Months Ended June 30, 2015
Expenses:
Management fees:
Up Shares	$62	$—
Down Shares	57	—
Total expenses	119	—
Net investment income (loss)	(119)	—

Net decrease in net assets resulting from operations	$(119)	$—

Per share data Up Shares:
Earnings per share (basic and diluted):	$(0.00)	$—
Net investment loss per share (basic and diluted):	$(0.00)	$—
Average shares outstanding:	100,020.00	20.00
Distributions declared per share:	$—	$—

Per share data Down Shares:
Earnings per share (basic and diluted):	$(0.00)	$—
Net investment loss per share (basic and diluted):	$(0.00)	$—
Average shares outstanding:	100,020.00	20.00
Distributions declared per share:	$—	$—

**	On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to AccuShares S&P GSCI Crude Oil Excess Return Fund.
(1)	Commenced operations on June 28, 2016.

The accompanying notes are an integral part of these financial statements.

AccuShares S&P GSCI Crude Oil Excess Return Fund**

Statements of Changes in Net Assets  (Unaudited)

	For the Six Months Ended June 30, 2016(1)	For the Six Months Ended June 30, 2015
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$(119)	$—
Net increase (decrease) in net assets resulting from operations	(119)	—

Distributions to shareholders from:
Up Shares	—	—
Down Shares	—	—

Capital transactions:
Issuance of common stock:
Up Shares	2,500,000	—
Down Shares	2,500,000	—
Redemption of common stock:
Up Shares	—	—
Down Shares	—	—
Net increase (decrease) in net assets resulting from capital transactions	5,000,000	—
Total increase in net assets	4,999,881	—
Net assets at beginning of period	1,000	1,000
Net assets at end of period	$5,000,881	$1,000

Changes in Shares:
Up Shares:
Issuance of common stock	100,000.00	—
Redemption of common stock	—	—
Net change in shares	100,000.00	—

Down Shares:
Issuance of common stock	100,000.00	—
Redemption of common stock	—	—
Net change in shares	100,000.00	—

**	On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to AccuShares S&P GSCI Crude Oil Excess Return Fund.
(1)	Commenced operations on June 28, 2016.

The accompanying notes are an integral part of these financial statements.

AccuShares S&P GSCI Crude Oil Excess Return Fund**

Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30, 2016(1)	For the Six Months Ended June 30, 2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(119)	$—

Adjustments to reconcile net Increase (decrease) in net assets resulting from operations to net cash provided by operating activities:

Increase in operating assets and liabilities:
Increase in management fees payable	119	—
Net cash provided by (used in) operating activities	—	—

Cash flows from financing activities
Issuance of common stock	5,000,000	—
Net cash provided by (used in) financing activities	5,000,000	—
Net increase in cash	5,000,000	—
Cash, beginning of period	1,000	1,000
Cash, end of period	$5,001,000	$1,000

**	On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to AccuShares S&P GSCI Crude Oil Excess Return Fund.
(1)	Commenced operations on June 28, 2016.

The accompanying notes are an integral part of these financial statements.

AccuShares S&P GSCI Crude Oil Excess Return Fund**

Financial Highlights (Unaudited)

Up Shares

For the Period Ended June 30, 2016*
Per Share Data:
Net asset value, beginning of period	$25.00
Net investment income (loss)(1)	0.00
Net asset value after investment operations	25.00
Allocation between share classes	1.08

Net asset value, end of period	$26.08
Closing trading price, end of period	$25.80
Shares outstanding, end of period	100,020
Total return at net asset value(2)(3)	4.32%
Total return at market value(2)(3)	3.20%

Ratios/supplemental data:
Net assets, end of period	$2,608,454
Ratio of total expenses to average net assets(4)	0.29%
Ratio of net investment income to average net assets(4)	(0.29)%

*	Commenced operations on June 28, 2016.
**	On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to AccuShares S&P GSCI Crude Oil Excess Return Fund.
(1)	Per share amounts based on average shares outstanding during the period.
(2)	Not annualized.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions, if any, reinvested.
(4)	Annualized.

The accompanying notes are an integral part of these financial statements.

AccuShares S&P GSCI Crude Oil Excess Return Fund**

Financial Highlights (Unaudited)

Down Shares

For the Six Months Ended June 30, 2016*
Per Share Data:
Net asset value, beginning of period	$25.00
Net investment income (loss)(1)	—
Net asset value after investment operations	25.00
Allocation between share classes	(1.08)

Net asset value, end of period	$23.92
Closing trading price, end of period	$23.20
Shares outstanding, end of period	100,020
Total return at net asset value(2)(3)	(4.32)%
Total return at market value(2)(3)	(7.20)%

Ratios/supplemental data:
Net assets, end of period	$2,392,427
Ratio of total expenses to average net assets(4)	0.29%
Ratio of net investment income to average net assets(4)	(0.29)%

*	Commenced operations on June 28, 2016.
**	On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to AccuShares S&P GSCI Crude Oil Excess Return Fund.
(1)	Per share amounts based on average shares outstanding during the period.
(2)	Not annualized.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions, if any, reinvested.
(4)	Annualized.

The accompanying notes are an integral part of these financial statements.

    AccuShares Trust I *

    Consolidating Statements of Assets & Liabilities

	June 30, 2016 (Unaudited)
	Accushares S&P 500 VIX Front- Month Futures Index Fund	AccuShares S&P GSCI Spot Fund(1)	AccuShares S&P GSCI Agriculture & Livestock Spot Fund(1)	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Assets:
Cash	$1,000	$-	$-	$1,000	$5,001,000	$1,000	$1,000	$1,311,429	$6,316,429
Total assets	$1,000	$-	$-	$1,000	$5,001,000	$1,000	$1,000	$1,311,429	$6,316,429

Liabilities:
Management fees payable	$-	$-	$-	$-	$119	$-	$-	$1,025	$1,144
Total liabilities	-	-	-	-	119	-	-	1,025	1,144

Net assets:
Paid-in capital	1,000	-	-	1,000	5,001,000	1,000	1,000	1,378,658	6,383,658
Accumulated deficit	-	-	-	-	(119)	-	-	(68,254)	(68,373)
Total net assets	1,000	-	-	1,000	5,000,881	1,000	1,000	1,310,404	6,315,285
Total liabilities and net assets	$1,000	$-	$-	$1,000	$5,001,000	$1,000	$1,000	$1,311,429	$6,316,429

Up Shares:
Net assets	$500	$-	$-	$500	$2,608,454	$500	$500	$495,647	N/A
Shares outstanding^ #	20.00	-	-	20.00	100,020.00	20.00	20.00	116,666.67	N/A
Net asset value per share^ #	$25.00	$-	$-	$25.00	$26.08	$25.00	$25.00	$4.25	N/A

Down Shares:
Net assets	$500	$-	$-	$500	$2,392,427	$500	$500	$814,757	N/A
Shares outstanding^ #	20.00	-	-	20.00	100,020.00	20.00	20.00	116,666.67	N/A
Net asset value per share^ #	$25.00	$-	$-	$25.00	$23.92	$25.00	$25.00	$6.98	N/A

* The Consolidating Statements of Assets and Liabilities of AccuShares Trust I (formerly known as AccuShares Commodities Trust I) (the “Trust”) are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have assets or liabilities separate from those of its eight fund series.  An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to AccuShares S&P GSCI Crude Oil Excess Return Fund.

^ AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

# AccuShares Spot CBOE VIX Fund made a corrective distribution on July 26, 2016. Additionally, a 1 for 3 reverse stock split occurred on June 23, 2016. The corrective distribution and reverse stock split have been retroactively applied to the per share data shown above. See Note 7 for further information.

(1) Closed as of June 15, 2016

The accompanying notes are an integral part of these financial statements.

AccuShares Trust I *

Consolidating Statements of Assets & Liabilities

	December 31, 2015
	Accushares S&P 500 VIX Front- Month Futures Index Fund	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Assets:
Cash	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$6,301,872	$6,308,872
Total assets	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$6,301,872	$6,308,872

Liabilities:
Management fees payable	$-	$-	$-	$-	$-	$-	$-	$5,408	$5,408
Total liabilities	-	-	-	-	-	-	-	5,408	5,408
	-
Net assets:	-
Paid-in capital	1,000	1,000	1,000	1,000	1,000	1,000	1,000	6,352,259	6,359,259
Accumulated deficit	-	-	-	-	-	-	-	(55,795)	(55,795)
Total net assets	1,000	1,000	1,000	1,000	1,000	1,000	1,000	6,296,464	6,303,464
Total liabilities and net assets	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$6,301,872	$6,308,872

Up Shares:
Net assets	$500	$500	$500	$500	$500	$500	$500	$2,660,871	N/A
Shares outstanding^ #	20.00	20.00	20.00	20.00	20.00	20.00	20.00	116,666.67	N/A
Net asset value per share^ #	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$22.81	N/A

Down Shares:
Net assets	$500	$500	$500	$500	$500	$500	$500	$3,635,593	N/A
Shares outstanding^ #	20.00	20.00	20.00	20.00	20.00	20.00	20.00	116,666.67	N/A
Net asset value per share^ #	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00	$31.16	N/A

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

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to AccuShares S&P GSCI Crude Oil Excess Return Fund.

^ AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

# AccuShares Spot CBOE VIX Fund made a corrective distribution on July 26, 2016. Additionally, a 1 for 3 reverse stock split occurred on June 23, 2016. The corrective distribution and reverse stock split have been retroactively applied to the per share data shown above. See Note 7 for further information.

The accompanying notes are an integral part of these financial statements.

  AccuShares Trust I *

  Consolidating Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2016
	Accushares S&P 500 VIX Front-Month Futures Index Fund	AccuShares S&P GSCI Spot Fund(1)	AccuShares S&P GSCI Agriculture & Livestock Spot Fund(1)	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**(2)	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Expenses:
Management fees:
Up Shares	$-	$-	$-	$-	$62	$-	$-	$1,697	$1,759
Down Shares	-	-	-	-	57	-	-	1,809	1,866
Total expenses	-	-	-	-	119	-	-	3,506	3,625
Net investment income (loss)	-	-	-	-	(119)	-	-	(3,506)	(3,625)

Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$(119)	$-	$-	$(3,506)	$(3,625)

Per share data Up Shares:^ #
Earnings per share (basic and diluted):	$-	$-	$-	$-	$(0.00)	$-	$-	$(0.02)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$(0.00)	$-	$-	$(0.02)	N/A
Average shares outstanding:	20.00	16.70	16.70	20.00	100,020.00	20.00	20.00	87,362.64	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	$6.05	N/A

Per share data Down Shares:^ #
Earnings per share (basic and diluted):	$-	$-	$-	$-	$(0.00)	$-	$-	$(0.02)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$(0.00)	$-	$-	$(0.02)	N/A
Average shares outstanding:	20.00	16.70	16.70	20.00	100,020.00	20.00	20.00	87,362.64	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	$5.49	N/A

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

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to AccuShares S&P GSCI Crude Oil Excess Return Fund.

^ AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

# AccuShares Spot CBOE VIX Fund made a corrective distribution on July 26, 2016. Additionally, a 1 for 3 reverse stock split occurred on June 23, 2016. The corrective distribution and reverse stock split have been retroactively applied to the per share data shown above. See Note 7 for further information.

(1) Closed as of June 15, 2016.

(2) Commenced operations on June 28, 2016.

The accompanying notes are an integral part of these financial statements.

AccuShares Trust I *

Consolidating Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2015
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund(1)	Consolidating Total
Expenses:
Management fees:
Up Shares	$-	$-	$-	$-	$-	$-	$9,864	$9,864
Down Shares	-	-	-	-	-	-	9,854	9,854
Total expenses	-	-	-	-	-	-	19,718	19,718
Net investment income (loss)	-	-	-	-	-	-	(19,718)	(19,718)

Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$(19,718)	$(19,718)

Per share data Up Shares:^ #
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.97)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.97)	N/A
Average shares outstanding:	20.00	20.00	20.00	20.00	20.00	20.00	10,170.64	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$313.09	N/A

Per share data Down Shares:^ #
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.97)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.97)	N/A
Average shares outstanding:	20.00	20.00	20.00	20.00	20.00	20.00	10,170.64	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	N/A

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

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to AccuShares S&P GSCI Crude Oil Excess Return Fund.

^ AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

# AccuShares Spot CBOE VIX Fund made a corrective distribution on July 26, 2016. Additionally, a 1 for 3 reverse stock split occurred on June 23, 2016. The corrective distribution and reverse stock split have been retroactively applied to the per share data shown above. See Note 7 for further information.

(1) Commenced operations on May 19, 2015

The accompanying notes are an integral part of these financial statements.

AccuShares Trust I *

Consolidating Statements of Operations (Unaudited)

	For the Six Months Ended June 30, 2016
	Accushares S&P 500 VIX Front-Month Futures Index Fund	AccuShares S&P GSCI Spot Fund(1)	AccuShares S&P GSCI Agriculture & Livestock Spot Fund(1)	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**(2)	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Expenses:
Management fees:
Up Shares	$-	$-	$-	$-	$62	$-	$-	$5,724	$5,786
Down Shares	-	-	-	-	57	-	-	6,735	6,792
Total expenses	-	-	-	-	119	-	-	12,459	12,578
Net investment income (loss)	-	-	-	-	(119)	-	-	(12,459)	(12,578)

Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$(119)	$-	$-	$(12,459)	$(12,578)

Per share data Up Shares:^ #
Earnings per share (basic and diluted):	$-	$-	$-	$-	$(0.00)	$-	$-	$(0.06)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$(0.00)	$-	$-	$(0.06)	N/A
Average shares outstanding:	20.00	18.35	18.35	20.00	100,020.00	20.00	20.00	91,300.37	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	$18.95	N/A

Per share data Down Shares:^ #
Earnings per share (basic and diluted):	$-	$-	$-	$-	$(0.00)	$-	$-	$(0.07)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$(0.00)	$-	$-	$(0.07)	N/A
Average shares outstanding:	20.00	18.35	18.35	20.00	100,020.00	20.00	20.00	91,300.37	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	$23.65	N/A

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

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to AccuShares S&P GSCI Crude Oil Excess Return Fund.

^ AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

# AccuShares Spot CBOE VIX Fund made a corrective distribution on July 26, 2016. Additionally, a 1 for 3 reverse stock split occurred on June 23, 2016. The corrective distribution and reverse stock split have been retroactively applied to the per share data shown above. See Note 7 for further information.

(1) Closed as of June 15, 2016.

(2) Commenced operations on June 28, 2016.

The accompanying notes are an integral part of these financial statements.

AccuShares Trust I *

Consolidating Statements of Operations (Unaudited)

	For the Six Months Ended June 30, 2015
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund(1)	Consolidating Total
Expenses:
Management fees:
Up Shares	$-	$-	$-	$-	$-	$-	$9,864	$9,864
Down Shares	-	-	-	-	-	-	9,854	9,854
Total expenses	-	-	-	-	-	-	19,718	19,718
Net investment income (loss)	-	-	-	-	-	-	(19,718)	(19,718)

Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$(19,718)	$(19,718)

Per share data Up Shares:^ #
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.97)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.97)	N/A
Average shares outstanding:	20.00	20.00	20.00	20.00	20.00	20.00	10,170.64	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$313.09	N/A

Per share data Down Shares:^ #
Earnings per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.97)	N/A
Net investment loss per share (basic and diluted):	$-	$-	$-	$-	$-	$-	$(0.97)	N/A
Average shares outstanding:	20.00	20.00	20.00	20.00	20.00	20.00	10,170.64	N/A
Distributions declared per share:	$-	$-	$-	$-	$-	$-	$-	N/A

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

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to AccuShares S&P GSCI Crude Oil Excess Return Fund.

^ AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

# AccuShares Spot CBOE VIX Fund made a corrective distribution on July 26, 2016. Additionally, a 1 for 3 reverse stock split occurred on June 23, 2016. The corrective distribution and reverse stock split have been retroactively applied to the per share data shown above. See Note 7 for further information.

(1) Commenced operations on May 19, 2015.

The accompanying notes are an integral part of these financial statements.

AccuShares Trust I *

  Consolidating Statements of Changes in Net Assets (Unaudited)

	For the Six Months Ended June 30, 2016
	Accushares S&P 500 VIX Front-Month Futures Index Fund	AccuShares S&P GSCI Spot Fund(1)	AccuShares S&P GSCI Agriculture & Livestock Spot Fund(1)	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**(2)	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$-	$-	$-	$-	$(119)	$-	$-	$(12,459)	$(12,578)
Net increase (decrease) in net assets resulting from operations	-	-	-	-	(119)	-	-	(12,459)	(12,578)

Distributions to shareholders from:
Return of capital:
Up Shares	-	-	-	-	-	-	-	(1,794,227)	(1,794,227)
Down Shares	-	-	-	-	-	-	-	(2,074,487)	(2,074,487)
Total distributions to shareholders	-	-	-	-	-	-	-	(3,868,714)	(3,868,714)

Capital share transactions:
Issuance of common stock:
Up Shares	-	-	-	-	2,500,000	-	-	179,331	2,679,331
Down Shares	-	-	-	-	2,500,000	-	-	195,177	2,695,177
Redemption of common stock:
Up Shares	-	(500)	(500)	-	-	-	-	(693,930)	(694,930)
Down Shares	-	(500)	(500)	-	-	-	-	(785,465)	(786,465)
Net increase (decrease) in net assets resulting from capital share transactions	-	(1,000)	(1,000)	-	5,000,000	-	-	(1,104,887)	3,893,113
Total increase (decrease) in net assets	-	(1,000)	(1,000)	-	4,999,881	-	-	(4,986,060)	11,821
Net assets at beginning of period	1,000	1,000	1,000	1,000	1,000	1,000	1,000	6,296,464	6,303,464
Net assets at end of period	$1,000	$-	$-	$1,000	$5,000,881	$1,000	$1,000	$1,310,404	$6,315,285

Changes in shares:^
Up Shares:
Issuance of common stock	-	-	-	-	100,000.00	-	-	33,333.33	N/A
Redemption of common stock	-	(20.00)	(20.00)	-	-	-	-	(33,333.33)	N/A
Net change in shares	-	(20.00)	(20.00)	-	100,000.00	-	-	-	N/A

Down Shares:
Issuance of common stock	-	-	-	-	100,000.00	-	-	33,333.33	N/A
Redemption of common stock	-	(20.00)	(20.00)	-	-	-	-	(33,333.33)	N/A
Net change in shares	-	(20.00)	(20.00)	-	100,000.00	-	-	-	N/A

* The Consolidating Statements of Changes in Net Assets of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have capital separate from that of its eight fund series.  An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to AccuShares S&P GSCI Crude Oil Excess Return Fund.

^ AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

# AccuShares Spot CBOE VIX Fund made a corrective distribution on July 26, 2016. Additionally, a 1 for 3 reverse stock split occurred on June 23, 2016. The corrective distribution and reverse stock split have been retroactively applied to the per share data shown above. See Note 7 for further information.

(1) Closed as of June 15, 2016.

(2)  Commenced operations on June 28, 2016.

The accompanying notes are an integral part of these financial statements.

AccuShares Trust I *

Consolidating Statements of Changes in Net Assets (Unaudited)

	For the Six Months Ended June 30, 2015
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund(1)	Consolidating Total
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$-	$-	$-	$-	$-	$-	$(19,718)	$(19,718)
Net increase (decrease) in net assets resulting from operations	-	-	-	-	-	-	(19,718)	(19,718)

Distributions to shareholders from:
Return of capital:
Up Shares	-	-	-	-	-	-	(3,339,672)	(3,339,672)
Down Shares	-	-	-	-	-	-	-	-
Total distributions to shareholders	-	-	-	-	-	-	(3,339,672)	(3,339,672)

Capital share transactions:
Issuance of common stock:
Up Shares	-	-	-	-	-	-	13,552,000	13,552,000
Down Shares	-	-	-	-	-	-	12,486,000	12,486,000
Redemption of common stock:
Up Shares	-	-	-	-	-	-	(2,731,546)	(2,731,546)
Down Shares	-	-	-	-	-	-	(2,268,454)	(2,268,454)
Net increase (decrease) in net assets resulting from capital share transactions	-	-	-	-	-	-	21,038,000	21,038,000
Total increase (decrease) in net assets	-	-	-	-	-	-	17,678,610	17,678,610
Net assets at beginning of period	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Net assets at end of period	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$17,679,610	$17,685,610

Changes in shares:^
Up Shares:
Issuance of common stock	-	-	-	-	-	-	14,000.00	N/A
Redemption of common stock	-	-	-	-	-	-	(2,667.20)	N/A
Net change in shares	-	-	-	-	-	-	11,332.80	N/A

Down Shares:
Issuance of common stock	-	-	-	-	-	-	14,000.00	N/A
Redemption of common stock	-	-	-	-	-	-	(2,667.20)	N/A
Net change in shares	-	-	-	-	-	-	11,332.80	N/A

* The Consolidating Statements of Changes in Net Assets of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements. The Trust does not have capital separate from that of its seven fund series.  An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to AccuShares S&P GSCI Crude Oil Excess Return Fund.

^ AccuShares Spot CBOE VIX Fund made corrective distributions on September 22, 2015 and October 22, 2015. Additionally, a 1 for 10 reverse stock split occurred on September 25, 2015 and October 23, 2015. The corrective distributions and reverse stock splits have been retroactively applied to the per share data shown above. See Note 7 for further information.

# AccuShares Spot CBOE VIX Fund made a corrective distribution on July 26, 2016. Additionally, a 1 for 3 reverse stock split occurred on June 23, 2016. The corrective distribution and reverse stock split have been retroactively applied to the per share data shown above. See Note 7 for further information.

(1)  Commenced operations on May 19, 2015.

The accompanying notes are an integral part of these financial statements.

AccuShares Trust I*

    Consolidating Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30, 2016
	Accushares S&P 500 VIX Front-Month Futures Index Fund	AccuShares S&P GSCI Spot Fund(1)	AccuShares S&P GSCI Agriculture & Livestock Spot Fund(1)	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**(2)	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund	Consolidating Total
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$(119)	$-	$-	$(12,459)	$(12,578)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Increase (decrease) in operating assets and liabilities:
Increase (decrease) in management fees payable	-	-	-	-	119	-	-	(4,383)	(4,264)
Net cash provided by (used in) operating activities	-	-	-	-	-	-	-	(16,842)	(16,842)

Cash flows from financing activities:
Issuance of common stock	-	-	-	-	5,000,000	-	-	374,508	5,374,508
Redemption of common stock	-	(1,000)	(1,000)	-	-	-	-	(1,479,395)	(1,481,395)
Distributions paid	-	-	-	-	-	-	-	(3,868,714)	(3,868,714)
Net cash provided by financing activities	-	(1,000)	(1,000)	-	5,000,000	-	-	(4,973,601)	24,399

Net increase (decrease) in cash	-	(1,000)	(1,000)	-	5,000,000	-	-	(4,990,443)	7,557
Cash, beginning of period	1,000	1,000	1,000	1,000	1,000	1,000	1,000	6,301,872	6,308,872
Cash, end of period	$1,000	$-	$-	$1,000	$5,001,000	$1,000	$1,000	$1,311,429	$6,316,429

Supplemental and non-cash financing activities
Receivable for fund shares sold	$-	$-	$-	$-	$-	$-	$-	$-	$-

* The Consolidating Statements of Cash Flows of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements.  The Trust does not have cash separate from that of its eight fund series.  An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to AccuShares S&P GSCI Crude Oil Excess Return Fund.

(1)  Closed as of June 15, 2016.

(2)  Commenced operations on June 28, 2016.

The accompanying notes are an integral part of these financial statements.

AccuShares Trust I*

Consolidating Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30, 2015
	AccuShares S&P GSCI Spot Fund	AccuShares S&P GSCI Agriculture & Livestock Spot Fund	AccuShares S&P GSCI Industrial Metals Spot Fund	AccuShares S&P GSCI Crude Oil Excess Return Fund**	AccuShares S&P GSCI Brent Oil Spot Fund	AccuShares S&P GSCI Natural Gas Spot Fund	AccuShares Spot CBOE VIX Fund(1)	Consolidating Total
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-	$(19,718)	$(19,718)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Increase (decrease) in operating assets and liabilities:
Increase (decrease) in management fees payable	-	-	-	-	-	-	14,416	14,416
Net cash provided by (used in) operating activities	-	-	-	-	-	-	(5,302)	(5,302)

Cash flows from financing activities:
Issuance of common stock	-	-	-	-	-	-	24,998,000	24,998,000
Redemption of common stock	-	-	-	-	-	-	(5,000,000)	(5,000,000)
Distributions paid	-	-	-	-	-	-	(3,339,672)	(3,339,672)
Net cash provided by financing activities	-	-	-	-	-	-	16,658,328	16,658,328

Net increase (decrease) in cash	-	-	-	-	-	-	16,653,026	16,653,026
Cash, beginning of period	1,000	1,000	1,000	1,000	1,000	1,000	1,000	7,000
Cash, end of period	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$16,654,026	$16,660,026

Supplemental and non-cash financing activities
Receivable for fund shares sold	$-	$-	$-	$-	$-	$-	$1,040,000	$1,040,000

* The Consolidating Statements of Cash Flows of the Trust are being provided solely to meet Securities and Exchange Commission regulatory requirements.  The Trust does not have cash separate from that of its seven fund series.  An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to AccuShares S&P GSCI Crude Oil Excess Return Fund.

(1)  Commenced operations on May 19, 2015.

The accompanying notes are an integral part of these financial statements.

AccuShares Trust I

Notes to the Financial Statements

June 30, 2016 (Unaudited)

1. Organization

AccuShares Trust I (formerly known as AccuShares Commodities Trust I) (the “Trust”) is a Delaware statutory trust organized on June 28, 2013 and is currently organized into eight separate series (each, a “Fund” and collectively, the “Funds”). The AccuShares Spot CBOE VIX Fund (the “VIX Fund”), one of the Trust’s series, issues shares that represent beneficial interests in, and ownership of, the assets of the VIX Fund only. The AccuShares S&P GSCI® Crude Oil Excess Return Fund (the “Crude Oil Fund”), one of the Trust’s series, issues shares that represent beneficial interests in, and ownership of, the assets of the Crude Oil Fund only. The VIX Fund and The Crude Oil Fund offer their shares on a continuous basis and are listed on the NASDAQ OMX (the “Exchange”).

The VIX Fund commenced operations as of May 19, 2015. The Crude Oil Fund commenced operations as of June 28, 2016. As of June 30, 2016, no other Fund has commenced operations.

The Trust may offer shares of an additional fund series. The term of the Trust and the Funds is perpetual unless terminated earlier by the Trust’s sponsor, AccuShares Investment Management, LLC (the “Sponsor”).

The shares of the Funds are designed for investors who want a cost-effective, targeted and transparent exposure to changes in such Fund’s referenced financial index (an “Underlying Index”). The CBOE® Volatility Index® (the “VIX Index”) is the Underlying Index of the VIX Fund and the S&P GSCI Crude Oil Excess Return Index is the Underlying Index of the Crude Oil Fund.

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

The following funds have closed as of June 15, 2016: AccuShares S&P GSCI Spot Fund and AccuShares S&P GSCI Agriculture & Livestock Spot Fund.

AccuShares Trust I

Notes to the Financial Statements

June 30, 2016 (Unaudited)

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

In accordance with ASU 946, the Sponsor has determined the Trust is classified as an investment company for financial reporting purposes, and accordingly, the Trust follows the accounting guidance for investment companies. However, the Trust is not registered as an investment company under the Investment Company Act of 1940, as amended, and is not required to register under such act.

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

The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual consolidated financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Trust’s Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”).

The financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Trust’s results of operations and financial condition for the periods presented. Actual results could differ from those estimates, and the differences could be material. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current year presentation.

In the normal course of business, the Trust on behalf of a Fund enters into contracts that contain a variety of representations which provide general indemnifications. The Trust’s maximum exposure, under these arrangements, cannot be known; however, the Sponsor expects any risk of loss to be remote.

AccuShares Trust I

Notes to the Financial Statements

June 30, 2016 (Unaudited)

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

As of June 30, 2016, the Funds held no investments.

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

The Third Amended and Restated Trust Agreement of the Trust between the Sponsor and the trustee of the Trust (“Trustee”), as amended by an instrument of amendment dated June 5, 2015, by an instrument of amendment dated September 29, 2015, and by instrument of amendment dated June 17, 2016, and as may be further amended and restated from time to time (the “Trust Agreement”) limits, and the Investment Advisory Agreement directs the Investment Advisor to limit, the Funds’ holdings of Eligible Repos to 40% of its Eligible Assets.

All cash balances are held by one counterparty, State Street Bank and Trust Company.

AccuShares Trust I

Notes to the Financial Statements

June 30, 2016 (Unaudited)

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

Recent Accounting Pronouncements

In August, 2014, the FASB released Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires the Company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period subsequent to the date that the financial statements are issued or within the one year period subsequent the date that the financial statements are available to be issued. ASU 2014-15 becomes effective for fiscal periods ending after December 15, 2016; however, early adoption is permitted. The Company has not elected to early adopt ASU 2014-15 and is considering its effects upon the financial statements.

AccuShares Trust I

Notes to the Financial Statements

June 30, 2016 (Unaudited)

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

** On September 29, 2015, the name of the AccuShares S&P GSCI Crude Oil Fund was changed to AccuShares S&P GSCI Crude Oil Excess Return Fund.

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

AccuShares Trust I

Notes to the Financial Statements

June 30, 2016 (Unaudited)

3. Agreements (continued)

Management Fee

Under the Trust Agreement, the Sponsor has exclusive management and control of all aspects of the business of the Funds. Specifically, the Sponsor:

•                     Selects the Funds’ service providers;

•                     Negotiates various fees and agreements; and

•                     Performs such other services as the Sponsor believes that the Trust may require from time to time.

For the VIX Fund, for the three and six months ended June 30, 2016, Management Fees charged amounted to $1,697 and $5,724, for the Up Shares, respectively and $1,809 and $6,735, for the Down Shares, respectively. As of June 30, 2016, $1,025 remained payable. For the VIX Fund, for the three and six months ended June 30, 2015, Management Fees charged amounted to $9,864 and $9,864, for the Up Shares, respectively and $9,854 and $9,854, for the Down Shares, respectively.

For the Crude Oil Fund, for the three and six month period ended June 30, 2016, Management Fees charged amounted to $62 and $57, for the Up Shares and Down Shares, respectively. As of June 30, 2016, $119 remained payable. For the Crude Oil Fund, for the period ended June 30, 2015, there were no Management Fees charged.

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

AccuShares Trust I

Notes to the Financial Statements

June 30, 2016 (Unaudited)

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

6. Tax Information

As of June 30, 2016, the VIX and the Crude Oil Funds’ deferred tax assets were due to U.S. net operating losses (“NOL”). We believe it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, management has provided a full valuation allowance on the deferred tax assets. Management will continue to monitor deferred taxes and deferred tax allowances.

AccuShares Trust I

Notes to the Financial Statements

June 30, 2016 (Unaudited)

7. Net Assets

Corporate Actions

VIX Fund

On September 22, 2015 a Corrective Distribution was paid for both the Up Shares and Down Shares in which each outstanding Up Shares received one Down Share and each outstanding Down Share received one Up Share. The effect of the transaction was to multiply the number of outstanding shares of the Up Shares and Down Shares by 2, resulting in a corresponding decrease in the net asset value per share. The share transactions and cash distribution rates presented in the Statements of Changes in Net Assets, the per share data in the Financial Highlights as well as the following cash distribution rates, have been adjusted retroactively to reflect these corrective distributions, as of May 19, 2015 (Inception). There were no changes in net assets, results of operations or total returns as a result of these transactions.

On September 25, 2015, a 1-for-10 Reverse Stock Split was effective for both the Up Shares and Down Shares.  The effect of the transaction was to divide the number of outstanding shares of the Up Shares and Down Shares by 10, resulting in a corresponding increase in the net asset value per share. The share transactions and cash distribution rates presented in the Statements of Changes in Net Assets, the per share data in the Financial Highlights as well as the following cash distribution rates, have been adjusted retroactively to reflect these reverse stock splits, as of May 19, 2015 (Inception). There were no changes in net assets, results of operations or total returns as a result of these transactions.

On October 22, 2015, a Corrective Distribution was paid for both the Up Shares and Down Shares in which each outstanding Up Shares received one Down Share and each outstanding Down Share received one Up Share. The effect of the transaction was to multiply the number of outstanding shares of the Up Shares and Down Shares by 2, resulting in a corresponding decrease in the net asset value per share. The share transactions and cash distribution rates presented in the Statements of Changes in Net Assets, the per share data in the Financial Highlights as well as the following cash distribution rates, have been adjusted retroactively to reflect these corrective distributions, as of May 19, 2015 (Inception). There were no changes in net assets, results of operations or total returns as a result of these transactions.

On October 23, 2015, a 1-for-10 Reverse Stock Split was effective for both the Up Shares and Down Shares.  The effect of the transaction was to divide the number of outstanding shares of the Up Shares and Down Shares by 10, resulting in a corresponding increase in the net asset value per share.  The share transactions and cash distribution rates presented in the Statements of Changes in Net Assets, the per share data in the Financial Highlights as well as the following cash distribution rates, have been adjusted retroactively to reflect these reverse stock splits, as of May 19, 2015 (Inception). There were no changes in net assets, results of operations or total returns as a result of these transactions.

On June 23, 2016, a 1-for-3 Reverse Stock Split was effective for both the Up Shares and Down Shares.  The effect of the transaction was to divide the number of outstanding shares of the Up Shares and Down Shares by 3, resulting in a corresponding increase in the net asset value per share.  The share transactions and cash distribution rates presented in the Statements of Changes in Net Assets, the per share data in the Financial Highlights as well as the following cash distribution rates, have been adjusted retroactively to reflect these reverse stock splits, as of May 19, 2015 (Inception). There were no changes in net assets, results of operations or total returns as a result of these transactions.

On July 26, 2016, a Corrective Distribution will be paid for both the Up Shares and Down Shares in which each outstanding Up Shares received one Down Share and each outstanding Down Share received one Up Share. The effect of the transaction was to multiply the number of outstanding shares of the Up Shares and Down Shares by 2, resulting in a corresponding decrease in the net asset value per share. The share transactions and cash distribution rates presented in the Statements of Changes in Net Assets, the per share data in the Financial Highlights as well as the following cash distribution rates, have been adjusted retroactively to reflect these corrective distributions, as of May 19, 2015 (Inception). There were no changes in net assets, results of operations or total returns as a result of these transactions.

AccuShares Trust I

Notes to the Financial Statements

June 30, 2016 (Unaudited)

7. Net Assets (continued)

Distributions

The following table reflects the Funds’ distributions declared per each outstanding Up Share and Down Share, for the six months ended June 30, 2016:

Fund Name	Share Class	Date Declared	Record Date	Payment Date	Amount Per Share
VIX Fund	Up Shares	January 19, 2016	January 21, 2016	January 25, 2016	$12.90
VIX Fund	Down Shares	February 17, 2016	February 19, 2016	February 23, 2016	$6.20
VIX Fund	Down Shares	March 16, 2016	March 18, 2016	March 22, 2016	$11.96
VIX Fund	Down Shares	April 18, 2016	April 20, 2016	April 22, 2016	$5.49
VIX Fund	Up Shares	May 17, 2016	May 19, 2016	May 23, 2016	$0.59
VIX Fund	Up Shares	June 16, 2016	June 20, 2016	June 22, 2016	$5.46

The Crude Oil Fund had no distributions during the period ended June 30, 2016.

The VIX and Crude Oil Funds had no distributions during the period ended June 30, 2015.

8. Related Party Transactions

Pursuant to the Trust Agreement, each class of the Funds pay the Sponsor the Management Fee, monthly in arrears, in an amount equal to 0.95% of the average daily Class Value of each class of the VIX Fund and an amount equal to 0.29% of the average daily Class Value of each class of the Crude Oil Fund.

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

AccuShares Trust I

Notes to the Financial Statements

June 30, 2016 (Unaudited)

9. Subsequent Events

Management has evaluated the possibility of subsequent events existing in the VIX Fund, Crude Oil Fund, and Trust’s financial statements through the date the financial statements were issued.

On July 22, 2016, the Crude Oil Fund Down Shares paid a cash distribution of $0.454781 per each outstanding Down Share.

On July 26, 2016, the VIX Fund Down Shares paid a distribution of 1.610701 Up Share per outstanding Down Share and 1.610701 Down Share per outstanding Down Share.  Also on July 26, 2016, a Corrective Distribution was paid for both the Up Shares and Down Shares in which each outstanding Up Shares received one Down Share and each outstanding Down Share received one Up Share.

Management has determined that there are no other material events that would require disclosure in the VIX Fund, the Crude Oil Fund, or the Trust’s financial statements through this date.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the financial conditions, operations, future performance and business of the AccuShares Spot CBOE VIX Fund (the “VIX Fund”), AccuShares S&P GSCI Crude Oil Excess Return Fund (the “Crude Oil Fund”), or AccuShares Trust I (formerly known as AccuShares Commodities Trust I) (the “Trust”). These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses AccuShares Investment Management, LLC, as sponsor of the Trust (the “Sponsor”) has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

Introduction

The VIX Fund and the Crude Oil Fund, each a series of the Trust, are the only operational series of the Trust and commenced operations on May 19, 2015 and June 28, 2016, respectively. Additionally, the Trust does not have assets, liabilities, income, expenses, capital or cash separate from that of its six fund series (each, a “Fund” and together, the “Funds”).1 An investor in a series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole. Consequently, this management’s discussion and analysis of financial condition and results of operations relates solely to the VIX Fund and the Crude Oil Fund, as applicable. The consolidating financial statements of the Trust included in this report are being provided solely to meet Securities and Exchange Commission regulatory requirements.

Each Fund continuously offers and redeems its shares only in blocks of 50,000 shares that are comprised of 25,000 shares of each of its two classes (“Creation Units”). Only an entity that is (1) a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) a direct participant in The Depository Trust Company, and (3) a party to an Authorized Participant Agreement with the Sponsor, as sponsor of the Trust, on behalf of the Funds setting forth the procedures for the creation and redemption of Creation Units in the Funds (“Authorized Participant”) may purchase and redeem Creation Units for cash. Once issued, and before any redemption, each class of the Funds’ shares trade separately without restriction on the NASDAQ OMX (the “Exchange”).

Investment Objectives, Class Value and Class Value per Share

Each Fund is designed to track the changes in an “Underlying Index” occurring from the prior distribution declaration date (each, a “Distribution Date”), or the date of inception of the Fund’s operations in the case of the first Distribution Date of the Fund (in either case, the “prior Distribution Date”), to the next Distribution Date (the “Measuring Period”). The Underlying Index is the CBOE Volatility Index for the VIX Fund and the S&P GSCI Crude Oil Excess Return Index for the Crude Oil Fund. Each Fund issue its shares in offsetting pairs, where one constituent of the pair, or class, is positively linked to the Fund’s Underlying Index (“Up Shares”) and the other constituent is negatively linked to the Fund’s Underlying Index (“Down Shares”). At the inception of operations of each Fund, the Sponsor established the initial fixed linear relationship of each of the Fund’s classes (each class’ “Share Index Factor”), which is positive in the case of the Up Shares and negative in the case of the Down Shares, of the liquidation value of the Fund attributable to each of its classes (“Class Value”) to the Fund’s Underlying Index. Each class’ Share Index Factor determines the class’ level of participation in the Fund’s Underlying Index, and is reset following certain types of distributions as described below.

Following the inception of each Fund’s operations, the custodian has daily allocated among the Fund’s Up Shares and Down Shares their respective Class Values where the Class Value for each class of the Fund is shared equally among the outstanding shares of such class. This daily allocation of Class Values results in the “Class Value per Share” for each Up Share and each Down Share of such Fund. The Class Value of each class is daily allocated by the custodian based on changes in the level of the Underlying Index from the previous calculation date. For the VIX Fund, in certain circumstances, an additional daily amount of Class Value per Share is both subtracted from the Up Shares’ Class Value per Share and added to the Down Shares’ Class Value per Share (the “Daily Amount”). Consequently, the Class Value per Share of a class of a Fund is such class’ allocation per share of the Fund’s liquidation value reflecting changes in the Fund’s Underlying Index in accordance with the linkage – positive or negative – such class has to the Underlying Index, and, for the VIX Fund the Daily Amount.

1 On June 15, 2016, the AccuShares S&P GSCI Spot Fund and AccuShares S&P GSCI Agriculture and Livestock Spot Fund were terminated by written instrument. Although both Funds had been seeded by the Sponsor, neither had commenced operations.

For any single Measuring Period in which a Fund’s Underlying Index rises or falls by more than 90%, Class Value per Share will be calculated based on a rise or fall, as applicable, of 90% and not the actual rise or fall of the Underlying Index (the “Class Value per Share Limitation”). Therefore the Class Value per Share of such Fund’s Down Shares will not decline, and the Class Value per Share of its Up Shares will not increase, by more than 90% in a single Measuring Period when the Fund’s Underlying Index is rapidly rising. Conversely, the Class Value per Share Limitation is designed to preclude the Class Value per Share of such Fund’s Up Shares from declining, and the Class Value per Share of its Down Shares from increasing, by more than 90% in a single Measuring Period when the Fund’s Underlying Index is rapidly falling.

Each Fund seeks to track its Underlying Index’s changes without the need to hold any securities, futures or other financial instruments relating to its Underlying Index or the assets referenced by the Underlying Index. Instead, each Fund is expressly limited to holding only: cash; bills, bonds and notes issued and guaranteed by the United States Treasury with remaining maturities of 90 calendar days or less (“Eligible Treasuries”); and over-night repurchase agreements collateralized by United States Treasury securities (“Eligible Repos,” together with cash and Eligible Treasuries, “Eligible Assets”). Consequently the Class Value of each class of a Fund is based on the value of such Fund’s Eligible Assets attributable to such class, plus any accrued income or gains or losses on such assets attributable to such class (“Investment Income”), less all fees, expenses and taxes attributable to such class not otherwise assumed by the Sponsor, where such income and gains after deduction of such fees, expenses and taxes is referred to as the class’ “Net Investment Income.” Each class’ Net Investment Income and Investment Income can be positive or negative.

Up Shares of each Fund seek to provide investment results, before adjustment for the class’ Net Investment Income and, for the VIX Fund, the Daily Amount, which results correspond to the performance of the Underlying Index over a Measuring Period, whether favorable or adverse (subject to the Class Value per Share Limitation). Down Shares of each Fund seek to provide investment results, before adjustment for the class’ Net Investment Income and, for the VIX Fund, the Daily Amount, which results correspond to the inverse of the performance (negative one times) of its Underlying Index over a Measuring Period, whether favorable or adverse (subject to the Class Value per Share Limitation).

Distributions

Each Fund expected to engage in four types of distributions. The first type of distribution occurs at regular monthly intervals for each Fund (“Regular Distribution”). Regular Distributions will generally occur as long as there has been a change in the level of the Underlying Index and, for the VIX Fund, the Daily Amount as of the Distribution Date since the prior Distribution Date. Secondly, each Fund expects to declare cash distributions on each Distribution Date to the shareholders of any class of the Fund whose class Net Investment Income is positive as of such Distribution Date.

The other two types of distributions are not expected to regularly occur and are mechanisms intended to protect the interests of investors by providing them with the expected value of their shares upon specified events. Thus, the third type of distribution (“Special Distribution”) occurs when the level or value of a Fund’s Underlying Index, as measured at the close, changes by more than 75% since the prior Distribution Date but before the next Regular Distribution Date. The fourth type of distribution (“Corrective Distribution”) occurs only if the trading prices of the shares of a Fund on the Exchange deviate from their Class Value per Share by set amount (ten percent or more for the VIX Fund and five percent or more for the Crude Oil Fund) over three consecutive business days. The VIX Fund began measuring for Corrective Distributions effective July 16, 2015. The Crude Oil Fund began measuring for Corrective Distributions on July 18, 2016.

For the VIX Fund, following each Regular Distribution or Special Distribution and on each Tuesday (or the immediately preceding business day, if Tuesday is not a business day), the Share Index Factors of the Fund will be reset.2 This resetting of the Share Index Factors for the VIX Fund causes Class Values per Share to be equal following each such distribution, where the Class Values per Share will be equal to the lowest Class Value per Share of either class calculated in determining the distribution.

For the Crude Oil Fund, following each Regular Distribution or Special Distribution, the Share Index Factors of the Fund will be reset. This resetting of the Share Index Factors for the Crude Oil Fund causes Class Values per Share to be equal following each such distribution, where the Class Values per Share will be equal to the lowest Class Value per Share of either class calculated in determining the distribution.

2 On June 20, 2016, the Sponsor and Trustee entered into a Third Amended and Restated Trust Agreement, implemented an additional resetting of the VIX Fund’s Share Index Factors on each Tuesday (or the immediately preceding business day, if Tuesday is not a business day). For the period prior to June 20, 2016, such resetting of Share Index Factors only occurred following each Regular Distribution or Special Distribution.

Arbitrage

Between Distribution Dates, and similar to other exchange traded products, each Fund relies primarily on the share creation and redemption process to reduce any premium or discount that may occur in the Fund’s share trading prices on the Exchange relative to that share’s Class Value per Share. The creation/redemption process is important for a Fund in providing Authorized Participants with an arbitrage mechanism through which they may keep share trading prices in line with the Fund’s Class Values per Share.

As each Fund’s shares trade intraday on the Exchange, their market prices will fluctuate due to simple supply and demand. The following scenarios describe the conditions surrounding a creation/redemption:

•	If the market price of a share of a Fund exceeds its Class Value per Share, an Authorized Participant can purchase shares through a cash payment as part of a Creation Unit from the Fund, and then sell the new shares on the market at a profit, taking into account the value of both classes of shares. This process of increasing the supply of shares is expected to bring the trading price of a share back to its Class Value per Share.
•	If the Class Value per Share exceeds the market price of a share of a Fund, an Authorized Participant can purchase shares on the market in an amount equal to a Creation Unit and redeem them for cash at their Class Values per Share at a profit, taking into account the value of both classes of shares. This process of increasing the demand for shares on the Exchange through decreasing supply is expected to raise the trading price of a share to meet its Class Value per Share.

These processes are referred to as the arbitrage mechanism. The arbitrage mechanism helps to minimize the difference between the trading price of a share of each Fund and its Class Value per Share.

The Underlying Index of the VIX Fund

The CBOE Volatility Index, the Underlying Index of the VIX Fund, is a key measure of market expectations of near-term volatility conveyed by the S&P 500 total return stock index (the “S&P 500 Index”) option prices. Since its introduction in 1993, the CBOE Volatility Index has been considered by many to be the world’s premier barometer of investor sentiment and market volatility. The CBOE Volatility Index is an up-to-the-minute market estimate of expected volatility that is calculated by using real-time S&P 500 Index option (ticker: “SPX”) bid/ask quotes. The CBOE Volatility Index uses near-term and next-term SPX options with more than 23 days and less than 37 days to expiration, and then weights them to yield a constant, 30-day measure of the expected volatility of the S&P 500 Index. These include SPX options with “standard” third Friday expiration dates and “weekly” SPX options that expire every Friday, except the third Friday of each month. Using SPX options with more than 23 days and less than 37 days to expiration ensures that the CBOE Volatility Index will always reflect an interpolation of two points along the S&P 500 Index volatility term structure.

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

The Underlying Index of the Crude Oil Fund

The S&P GSCI Crude Oil Excess Return Index, the Underlying Index of the Crude Oil Fund Fund, is a sub-index of the S&P GSCI, and it reflects the excess returns that are potentially available through an unleveraged investment in the contracts which comprise the S&P GSCI Crude Oil Excess Return Index. The only contract currently used to calculate the Underlying Index is the WTI crude oil futures contract traded on the New York Mercantile Exchange.

The Index Provider makes the official calculations of the value of the Underlying Index. At present, these calculations are performed continuously and are reported under the following Reuters symbol “.SPGSCLP” for the S&P GSCI Crude Oil Excess Return Index.

These calculations are updated during business hours on each day on which the Underlying Index is calculated. The Index Provider has undertaken to include the value of the Underlying Index on its data feed that is disseminated to one or more financial data distribution platforms, such as those services offered by Thomson Reuters, and/or publish the Underlying 65 Index values on its own website, on a continuous basis during regular trading hours for the Fund’s shares for so long as any Crude Oil Fund shares remain listed for trading.

Class Value per Share Reporting

The Class Value per Share of the Up Shares and the Down Shares for each Fund is posted on each business day on the Funds’ website at www.AccuShares.com. Additionally, an indicator of the value of the Class Value per Share of the Up Shares and the Down Shares (the “IOPVs”) for each Fund is calculated and disseminated every 15 seconds throughout the business day. The Index Provider has undertaken to provide the IOPVs to certain third party vendors and to use commercially reasonable efforts to ensure that the IOPVs are further disseminated to and published on Thomson Reuters.

Underlying Index Tracking

The charts provided below show the daily Class Values per Share of the Up Shares and the Down Shares as compared to their respective daily closing trading prices on the Exchange for the three months ended June 30, 2016. The Up Shares and the Down Shares each experienced deviations between their respective closing trading prices during the reporting period.

Underlying Index Tracking- VIX Fund

The charts provided below show the VIX Fund daily Class Values per Share of the Up Shares and the Down Shares as compared to their respective daily closing trading prices on the Exchange for the three months ended June 30, 2016. The Up Shares and the Down Shares each experienced deviations between their respective closing trading prices during the reporting period.

Underlying Index Tracking- Crude Oil Fund

The charts provided below show the Crude Oil Fund daily Class Values per Share of the Up Shares and the Down Shares as compared to their respective daily closing trading prices on the Exchange for the three months ended June 30, 2016. The Up Shares and the Down Shares each experienced deviations between their respective closing trading prices during the reporting period.

VIX Fund - Results of Operations for the Three and Six Months Ended June 30, 2016

The VIX Fund commenced operations on May 19, 2015. The Sponsor, acting as initial purchaser of the VIX Fund, purchased 100,000 Up Shares and 100,000 Down Shares upon commencement of the VIX Fund’s operations for $25 per share.

During the three months ended June 30, 2016, the VIX Fund issued two Creation Units. These Creation Units included 50,000 Up Shares and 50,000 Down Shares, with an aggregate Class Value of approximately $375,000, and were purchased by the Sponsor on June 17, 2016.

For the three month period ended June 30, 2016, the Fund earned no investment income due to the VIX Fund only holding cash during the period. Consequently, payment by the VIX Fund of Management Fees resulted in a loss of approximately $3,500 resulting in a Net Investment Loss. In the future, the VIX Fund may invest in Eligible Treasuries or Eligible Repos, but the VIX Fund does not anticipate generating any material net investment income in the foreseeable future.

As of June 30, 2016, the VIX Fund had assets of approximately $1,311,000. The assets were increased by approximately $375,000 and reduced by approximately $1,479,000 in share redemptions during the six months ended June 30, 2016. The VIX Fund’s assets were also reduced by approximately $3,869,000 due to cash Regular Distributions for the six months ended June 30, 2016.

On June 30, 2016, the Up Shares closed at a trading price of $10.07 per share which is a 18.5% premium to their Class Value per Share of $8.50 and the Down Shares closed at a trading price of $11.96 per share which is a 14.4% discount to their Class Value per Share of $11.96. The Sponsor is uncertain as to the reasons behind these premium and discount trading prices. Premiums and/or discount trading prices may continue to occur.

Crude Oil Fund - Results of Operations for the Three and Six Months Ended June 30, 2016

The Crude Oil Fund commenced operations on June 28, 2016. The Sponsor, acting as initial purchaser of the Crude Oil Fund, purchased 100,000 Up Shares and 100,000 Down Shares upon commencement of the Crude Oil Fund’s operations for $25 per share.

For the three months ended June 30, 2016, the Crude Oil Fund had issued no new shares.

For the three month period ended June 30, 2016, the Fund earned no investment income due to the Crude Oil Fund only holding cash during the period. Consequently, payment by the Crude Oil Fund of Management Fees resulted in a loss of approximately $100 resulting in a Net Investment Loss. In the future, the Crude Oil VIX may invest in Eligible Treasuries or Eligible Repos, but the Crude Oil Fund does not anticipate generating any material net investment income in the foreseeable future.

As of June 30, 2016, the Crude Oil Fund had assets of approximately $5,001,000. Other than the Seed Creation Units, the Fund had no Creation Unit activity during the three months ended June 30, 2016. The Fund did not have any Regular Distributions during the three months ended June 30, 2016.

On June 30, 2016, the Up Shares closed at a trading price of $25.80 per share which is a 1.1% discount to their Class Value per Share of $26.08 and the Down Shares closed at a trading price of $23.20 per share which is a 3.0% discount to their Class Value per Share of $23.20. The Sponsor is uncertain as to the reasons behind these discounted trading prices. Premiums and/or discount trading prices may continue to occur.

Quantitative Information on Class Value, Class Value per Share, Closing Trading Prices, Distributions and Share Splits

The VIX Fund daily Class Values, Class Values per Share and closing trading prices on the Exchange of the Up Shares and the Down Shares for the three months ended June 30, 2016 were as follows:

			Class Value		Secondary Market
Calendar	Class Value		per Share		Price per Share
Date	UP	DN	UP	DN	UP	DN

4/1/16	$712,542	$1,189,123	$5.70	$9.51	$7.10	$8.44
4/4/16	$768,713	$1,132,902	$6.15	$9.06	$7.10	$8.20
4/5/16	$840,700	$1,060,866	$6.73	$8.49	$7.46	$7.95
4/6/16	$764,123	$1,137,393	$6.11	$9.10	$7.45	$8.10
4/7/16	$879,606	$1,021,862	$7.04	$8.17	$7.36	$8.15
4/8/16	$830,067	$1,071,253	$6.64	$8.57	$7.36	$7.66
4/11/16	$879,457	$1,021,813	$7.04	$8.17	$7.52	$8.00
4/12/16	$798,360	$1,102,861	$6.39	$8.82	$7.52	$8.08
4/13/16	$739,860	$1,161,312	$5.92	$9.29	$7.41	$8.20
4/14/16	$731,635	$1,169,487	$5.85	$9.36	$7.27	$8.21
4/15/16	$721,649	$1,179,325	$5.77	$9.43	$6.81	$8.59
4/18/16	$706,250	$736,998	$5.65	$5.90	$6.28	$5.33
4/19/16	$699,325	$743,886	$5.59	$5.95	$6.21	$5.50
4/20/16	$700,343	$742,830	$5.60	$5.94	$6.08	$5.21
4/21/16	$734,723	$708,413	$5.88	$5.67	$6.08	$4.78
4/22/16	$692,763	$750,261	$5.54	$6.00	$6.32	$4.99
4/25/16	$737,205	$705,781	$5.90	$5.65	$6.41	$4.95
4/26/16	$729,749	$713,200	$5.84	$5.71	$6.41	$5.17
4/27/16	$718,587	$724,324	$5.75	$5.79	$6.34	$5.09
4/28/16	$794,271	$648,603	$6.35	$5.19	$6.34	$4.95
4/29/16	$816,382	$626,379	$6.53	$5.01	$6.80	$4.73
5/2/16	$761,265	$681,459	$6.09	$5.45	$6.71	$4.88
5/3/16	$808,882	$633,804	$6.47	$5.07	$6.71	$4.90
5/4/16	$831,609	$611,040	$6.65	$4.89	$6.89	$4.75
5/5/16	$823,092	$619,520	$6.58	$4.96	$6.89	$4.97
5/6/16	$756,765	$685,734	$6.05	$5.49	$6.93	$5.04
5/9/16	$747,720	$694,741	$5.98	$5.56	$6.70	$5.33
5/10/16	$696,841	$745,583	$5.57	$5.96	$6.44	$5.27
5/11/16	$751,874	$690,513	$6.01	$5.52	$6.41	$5.27
5/12/16	$735,945	$706,404	$5.89	$5.65	$6.64	$5.22
5/13/16	$766,004	$676,233	$6.13	$5.41	$6.59	$5.22
5/16/16	$745,838	$696,361	$5.97	$5.57	$6.53	$5.24

			Class Value		Secondary Market
Calendar	Class Value		per Share		Price per Share
Date	UP	DN	UP	DN	UP	DN

5/17/16	$737,509	$655,176	$5.90	$5.24	$6.05	$5.19
5/18/16	$754,468	$638,181	$6.04	$5.11	$6.36	$4.95
5/19/16	$771,427	$621,186	$6.17	$4.97	$6.24	$5.00
5/20/16	$714,640	$677,865	$5.72	$5.42	$6.08	$4.86
5/23/16	$742,983	$649,486	$5.94	$5.20	$6.42	$5.17
5/24/16	$675,519	$716,913	$5.40	$5.74	$6.42	$5.20
5/25/16	$649,794	$742,602	$5.20	$5.94	$5.87	$5.14
5/26/16	$626,442	$765,918	$5.01	$6.13	$6.02	$5.14
5/27/16	$607,496	$784,719	$4.86	$6.28	$6.11	$5.14
5/31/16	$657,185	$734,995	$5.26	$5.88	$5.55	$5.14
6/1/16	$656,598	$735,546	$5.25	$5.88	$5.45	$5.76
6/2/16	$628,502	$763,605	$5.03	$6.11	$5.35	$5.80
6/3/16	$617,731	$774,268	$4.94	$6.19	$5.35	$5.53
6/6/16	$625,208	$766,755	$5.00	$6.13	$5.77	$5.53
6/7/16	$643,119	$748,808	$5.14	$5.99	$5.50	$5.54
6/8/16	$643,481	$748,410	$5.15	$5.99	$5.71	$5.69
6/9/16	$668,979	$722,875	$5.35	$5.78	$5.71	$5.47
6/10/16	$779,148	$612,598	$6.23	$4.90	$5.85	$5.40
6/13/16	$964,952	$426,758	$7.72	$3.41	$6.30	$4.85
6/14/16	$941,591	$450,083	$7.53	$3.60	$6.99	$4.36
6/15/16	$923,448	$468,190	$7.39	$3.75	$6.86	$4.22
6/16/16	$449,541	$486,802	$3.60	$3.89	$4.13	$3.51
6/17/16	$448,328	$487,943	$3.59	$3.90	$3.97	$3.64
6/20/16	$592,771	$717,974	$3.39	$4.10	$3.07	$4.15
6/21/16	$595,355	$715,356	$3.40	$4.09	$3.20	$3.90
6/22/16	$680,965	$629,712	$3.89	$3.60	$3.50	$4.09
6/23/16	$553,752	$756,891	$9.49	$12.98	$10.02	$12.90
6/24/16	$824,750	$485,790	$14.14	$8.33	$11.84	$10.48
6/27/16	$762,248	$548,258	$13.07	$9.40	$13.19	$10.08
6/28/16	$597,041	$713,432	$10.24	$12.23	$12.23	$10.22
6/29/16	$528,821	$781,617	$9.07	$13.40	$10.55	$10.22
6/30/16	$495,647	$814,757	$8.50	$13.97	$10.07	$11.96

The Crude Oil Fund daily Class Values, Class Values per Share and closing trading prices on the Exchange of the Up Shares and the Down Shares for the three months ended June 30, 2016 were as follows:

			Class Value		Secondary Market
Calendar	Class Value		per Share		Price per Share
Date	UP	DN	UP	DN	UP	DN

6/28/2016	$2,500,500	$2,500,500	$25.82	$24.18	$25.82	$24.18
6/29/2016	$2,582,529	$2,418,431	$26.92	$23.08	$26.92	$23.08
6/30/2016	$2,692,061	$2,308,859	$26.08	$23.92	$25.80	$23.20

During the three months ended June 30, 2016, the VIX Fund paid Regular Distributions. The payment date of these distributions were as follows:

Payment	Payment	Per Share		Cash Distribution		Share Distribution
Date	Type	Up	Down	Up	Down	Up	Down
4/22/16	Regular	$0.000000	$3.661411	$-	$457,676	0	0
5/23/16	Regular	$0.395814	$0.000000	$49,477	$-	0	0
6/22/16	Regular	$3.642065	$0.000000	$455,258	$-	0	0

During the three months ended June 30, 2016, the Crude Oil Fund paid no Distributions.

Liquidity & Capital Resources

The Trust, the VIX Fund, and the Crude Oil Fund are not aware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in either Fund’s liquidity increasing or decreasing in any material way.

The Funds do not anticipate making use of borrowings or other lines of credit to meet their respective obligations. Each Fund meets its liquidity needs in the normal course of business from the cash, cash equivalents and/or the Eligible Treasuries and Eligible Repos that they hold. In exchange for the Management Fee, the Sponsor has agreed to assume most of the expenses incurred by each Fund. As a result, the only ordinary expense of the each Fund during the period covered by this report was the Management Fee it pays to the Sponsor.

Each Fund generates cash primarily from (i) the sale of Creation Units and (ii) interest earned on cash, cash equivalents and their investments in Eligible Treasuries and Eligible Repos. Generally, all of the net assets of each Fund are allocated to cash, cash equivalents and/or the Eligible Treasuries and Eligible Repos. Interest earned on interest-bearing assets of a Fund is paid to the Fund.

Contractual Fees and Compensation Arrangements with the Sponsor and Third-Party Service Providers

Service Provider	Compensation Paid by the Fund
AccuShares Investment Management, LLC (the Sponsor) AccuShares Investment Management, LLC (the Sponsor)	0.95% of the VIX Fund’s average daily Class Value 0.29% of the Crude Oil Fund’s average daily Class Value

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

Off-Balance Sheet Arrangements

The VIX Fund and Crude Oil Fund have no off-balance sheet arrangements.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Trading Prices of the AccuShares Spot CBOE VIX Up Shares (the “Up Shares”) and the AccuShares Spot CBOE VIX Down Shares (the “Down Shares”) Have at Times Materially Deviated from Their Respective Class Values per Share, and There Can Be No Assurance Such Material Deviations Will Not Continue to Occur.

During the quarter ended June 30, 2016, the largest closing trading price premium to Class Value per Share of the VIX Fund’s Up Shares was a 25.7% premium on May 27, 2016, and the largest discount was 18.4% discount on June 13, 2016. During the same period, the largest closing trading price premium to Class Value per Share of the VIX Fund’s Down Shares was a 42.0% premium on June 13, 2016, and the largest discount was 23.7% discount on June 29, 2016.

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

The Crude Oil Fund has a limited operating history. The Sponsor is uncertain as to whether the Crude Oil Fund will experience similar trading price premiums or discounts relative to the Class Values per Share of its respective Up Shares and Down Shares.

Item 2. Unregistered sales of equity securities and use of proceeds.

Item 2(a). None.

Item 2(b).

The VIX Fund offers the Up Shares and the Down Shares on a continuous basis pursuant to the Trust’s registration statement on Form S-1 (No. 333-194666), declared effective by the Securities and Exchange Commission (the “SEC”) on May 13, 2015, as amended by a post-effective amendment declared effective by the SEC on May 17, 2016 (the “Registration Statement”). $200 million in maximum aggregate offering price of the Up Shares and $200 million in maximum aggregate offering price of the Down Shares were registered pursuant to the Registration Statement, of which 1,450,000 Up Shares and 1,450,000 Down Shares had been issued as of June 30, 2016 for aggregate offering prices of approximately $18,408,000 and $16,058,000, respectively. All expenses incurred in connection with the issuance and distribution of the Up Shares and Down Shares were paid by the Sponsor. Consequently the VIX Fund had received approximately $21,662,000 in net proceeds from the offering as of June 30, 2016. After payment of the Management Fee and distribution, the remaining $1,310,404 in offering proceeds were held as cash by the VIX Fund through June 30, 2016.

The Crude Oil Fund offers the Up Shares and the Down Shares on a continuous basis pursuant to the Trust’s registration statement on Form S-1 (No. 333-204416), declared effective by the Securities and Exchange Commission on May 13, 2015 (the “Registration Statement”). $200 million in maximum aggregate offering price of the Up Shares and $200 million in maximum aggregate offering price of the Down Shares were registered pursuant to the Registration Statement, of which 100,000 Up Shares and 100,000 Down Shares had been issued as of June 30, 2016 for aggregate offering prices of approximately $2,500,000 and $2,500,000, respectively. All expenses incurred in connection with the issuance and distribution of the Up Shares and Down Shares were paid by the Sponsor. Consequently the Crude Oil Fund had received approximately $5,000,000 in net proceeds from the offering as of June 30, 2016. After payment of the Management Fee, the remaining $5,001,000 in offering proceeds were held as cash by the Crude Oil Fund through June 30, 2016.

Item 2(c).

VIX Fund during the three months ended June 30, 2016:

50,000 Up Shares and 50,000 Down Shares were created at an average price of $3.75 per share. Such shares were created in a purchase of 2 Creation Units by the Sponsor on June 17, 2016.

Period	Class	Total number of shares redeemed	Average price paid per share
4/1/2016-4/30/16	AccuShares Spot CBOE VIX Up Shares	0	N/A
	AccuShares Spot CBOE VIX Down Shares	0	N/A
5/1/16 – 5/31/16	AccuShares Spot CBOE VIX Up Shares	0	N/A
	AccuShares Spot CBOE VIX Down Shares	0	N/A
6/1/2016 –6/30/2016	AccuShares Spot CBOE VIX Up Shares	0	N/A
	AccuShares Spot CBOE VIX Down Shares	0	N/A

The Crude Oil Fund during the three months ended June 30, 2016:

There were no creations or redemptions during the period.

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

ACCUSHARES INVESTMENT MANAGEMENT, LLC Sponsor of AccuShares Trust I

Date: August 5, 2016	/s/ Jack Fonss
Jack Fonss
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2016	/s/ Robert Rokose
Robert Rokose
Vice President, Chief Financial Officer, Treasurer, and Secretary
(Principal Financial Officer and Principal
Accounting Officer)